Form 10-Q
period 1995-03-31
UNIVERSITY REAL ESTATE PARTNERSHIP V
filed 1995-11-20
CIK 311173

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  March 31, 1995
                                -----------------------------------------------


                                       or



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                     to
                               -------------------    --------------------------

Commission File Number 0-8914
                       ------



                     UNIVERSITY REAL ESTATE PARTNERSHIP V
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            California                                    95-3240567
-------------------------------------------------------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                    Identification No.)


             200 Crescent Court, Suite 1300, Dallas, Texas  75201
-------------------------------------------------------------------------------
           (Address of principal executive offices)      (Zip code)


                                   (214) 871-3933
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


 ------------------------------------------------------------------------------
                 (Former address, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No
    -------     -------

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

                              INDEX TO FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1995

                                                                            Page
                                                                            ----
Part I - Financial Information

    Item 1 - Condensed Financial Statements:

             (a) Condensed Balance Sheets as of March 31, 1995
                 and December 31, 1994                                         3

             (b) Condensed Statements of Operations for the three months
                 ended March 31, 1995 and 1994                                 4

             (c) Condensed Statements of Cash Flows for the three months
                 ended March 31, 1995 and 1994                                 5

             (d) Notes to Condensed Financial Statements                       7

    Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations                               8

Part II - Other Information

    Item 6 - Exhibits and Reports on Form 8-K                                 10

    Signatures (pursuant to General Instruction E)                            11

    All other items called for by the instructions are omitted as they are either inapplicable, not required, or the information is included in the Condensed Financial Statements or Notes thereto.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS
-------  ------------------------------

(a)                   UNIVERSITY REAL ESTATE PARTNERSHIP V
                           CONDENSED BALANCE SHEETS

                                                                   March 31,
                                                                      1995      December 31,
                                                                  (Unaudited)       1994
                                                                  ------------  -------------
ASSETS
------

Real estate investments
    Land                                                          $ 5,255,247    $ 5,255,247
    Buildings and improvements                                     13,616,510     13,579,798
                                                                  -----------    -----------
                                                                   18,871,757     18,835,045

    Less:  Accumulated depreciation and
        amortization                                               (7,150,558)    (7,035,146)
                                                                  -----------    -----------
                                                                   11,721,199     11,799,899
                                                                  -----------    -----------

Note receivable                                                       750,000        750,000

Cash and cash equivalents (including $19,770 and $21,695
  for security deposits at March 31, 1995 and
  December 31, 1994, respectively)                                    119,812        197,283
Accounts receivable, net of allowance for doubtful accounts of
  $72,740 at March 31, 1995 and December 31, 1994                      78,308         84,929
Deferred borrowing costs, net of accumulated amortization
  of $69,135 and $65,895 at March 31, 1995 and
  December 31, 1994, respectively                                     125,307        128,547
Prepaid expenses and other assets                                     275,677        283,287
Repossessed real estate held for resale                             1,422,391      1,422,391
                                                                  -----------    -----------
                                                                  $14,492,694    $14,666,336
                                                                  ===========    ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Mortgage notes payable, net of discounts                          $ 9,641,236    $ 9,453,587
Note payable to Southmark affiliate                                 1,192,789      1,086,554
Accrued mortgage interest                                               9,209        253,110
Accrued property taxes                                                259,093        279,892
Accounts payable and accrued expenses                                  90,881         85,951
Accounts payable - affiliates                                               -         20,894
Subordinated real estate commissions                                  549,218        549,218
Security deposits                                                      36,804         36,702
                                                                  -----------    -----------
                                                                   11,779,230     11,765,908
                                                                  -----------    -----------

Partners' equity (deficit)
    Limited Partners - 50,000 units authorized; 34,453 units
      issued and outstanding (17,733 Income units and 16,720
      Growth/Shelter units)                                         3,237,634      3,422,728
    General Partner                                                  (524,170)      (522,300)
                                                                  -----------    -----------
                                                                    2,713,464      2,900,428
                                                                  -----------    -----------
                                                                  $14,492,694    $14,666,336
                                                                  ===========    ===========

See accompanying notes to condensed financial statements.

(b)                  UNIVERSITY REAL ESTATE PARTNERSHIP V
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                            Three Months Ended
                                                March 31,
                                          ----------------------
                                             1995        1994
                                          ----------  ----------
Revenues:
  Rental income                           $ 603,762   $ 566,327
  Interest                                  128,626      92,279
                                          ---------   ---------

     Total revenues                         732,388     658,606
                                          ---------   ---------


Expenses:
  Interest                                  335,727     258,509
  Depreciation and amortization             118,456     111,241
  Property taxes                             39,185      37,805
  Other property operations                 297,466     259,467
  General and administrative                128,518     129,823
                                          ---------   ---------

     Total expenses                         919,352     796,845
                                          ---------   ---------

Net loss                                  $(186,964)  $(138,239)
                                          =========   =========


Net loss allocated to general partners    $  (1,870)  $  (1,382)
Net loss allocated to limited partners     (185,094)   (136,857)
                                          ---------   ---------

Net loss                                  $(186,964)  $(138,239)
                                          =========   =========

Net loss per limited partnership unit     $   (5.37)  $   (3.97)
                                          =========   =========

See accompanying notes to condensed financial statements.

(c)                  UNIVERSITY REAL ESTATE PARTNERSHIP V
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                         Three Months Ended
                                                              March 31,
                                                       ----------------------
                                                          1995        1994
                                                       ----------  ----------
Cash flows from operating activities:
  Cash received from tenants                           $ 610,485   $ 497,819
  Cash paid to suppliers and affiliates                 (428,708)   (401,778)
  Interest received                                      128,626      76,996
  Interest paid                                         (278,339)   (249,397)
  Property taxes paid                                    (10,471)    (37,805)
                                                       ---------   ---------

Net cash provided by (used in) operating activities       21,593    (114,165)
                                                       ---------   ---------

Cash flows from investing  activities:
  Additions to real estate investments                   (36,712)    (10,677)
                                                       ---------   ---------

Cash flows from financing activities:
  Principal payments on mortgage notes payable           (62,352)   (120,901)
                                                       ---------   ---------

Net decrease in cash and cash equivalents                (77,471)   (245,743)

Cash and cash equivalents at beginning of period         197,283     474,483
                                                       ---------   ---------

Cash and cash equivalents at end of period             $ 119,812   $ 228,740
                                                       =========   =========

See accompanying notes to condensed financial statements.

                     UNIVERSITY REAL ESTATE PARTNERSHIP V
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

         Reconciliation of Net Loss to Net Cash (Used in) Provided by
                             Operating Activities



                                                                      Three Months Ended
                                                                          March 31,
                                                                    ----------------------
                                                                       1995        1994
                                                                    ----------  ----------
Net loss                                                            $(186,964)  $(138,239)
                                                                    ---------   ---------

Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                       118,456     111,241
  Amortization of discounts on mortgage notes payable                       -       9,112
  Amortization of deferred borrowing costs                              3,242
  Interest and fees added to note payable to Southmark affiliate      106,235           -
  Changes in assets and liabilities:
     Accounts receivable                                                6,621     (70,991)
     Prepaid expenses and other assets                                  4,565      45,484
     Accounts payable and accrued expenses                             13,605      38,440
     Accounts payable to affiliates                                   (20,894)    (96,412)
     Accrued mortgage interest                                        (52,089)          -
     Accrued property taxes                                            28,714           -
     Security deposits                                                    102     (12,800)
                                                                    ---------   ---------

       Total adjustments                                              208,557      24,074
                                                                    ---------   ---------

Net cash provided by (used in) operating activities                 $  21,593   $(114,165)
                                                                    =========   =========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

On March 31, 1995, the Partnership converted $250,000 of accrued liabilities into a note payable.

See accompanying notes to condensed financial statements.

                     UNIVERSITY REAL ESTATE PARTNERSHIP V
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1994. The December 31, 1994 condensed balance sheet was derived from audited numbers.

Certain reclassifications have been made to the 1994 balances to conform to the 1995 presentation.

NOTE 2 - TRANSACTIONS WITH AFFILIATES
-------------------------------------

The general partner of the Partnership is University Advisory Company ("UAC" or the "General Partner"), a California general partnership. Southmark Commercial Management, Inc., a wholly-owned subsidiary of Southmark Corporation ("Southmark"), and Southmark Investors, Inc. a second-tier subsidiary of Southmark, are the two general partners of UAC. On March 9, 1993, Southmark and several of its affiliates (including the General Partner) entered into an asset purchase agreement with SHL Acquisition Corp. III, a Texas corporation, and its permitted assigns (collectively "SHL") to acquire various general and limited partnership interests, among other things, owned by Southmark and its affiliates. On December 16, 1993, SHL entered into an Assignment of Rights and Option Agreement with Hampton Realty Partners, L.P. ("Hampton"), a Texas limited partnership, whereby Hampton acquired the right to purchase the option assets, among other things, subject to the approval of the Limited Partners. On December 30, 1994, Hampton entered into an Assignment and Assumption Agreement with JKD Financial Management, Inc. ("JKD"), a Texas corporation, whereby, among other things, JKD obtained the right to acquire Hampton's right to acquire the general partner interest in the Partnership. JKD currently oversees the management of the Partnership.

NOTE 3 - MODIFICATION OF GLASSHOUSE SQUARE MORTGAGES PAYABLE
------------------------------------------------------------

On January 17, 1995, the lender filed a notice of default in San Diego County related to the Glasshouse Square mortgages payable. On March 27, 1995, the mortgages were modified and a forbearance agreement was executed whereby the lender agreed to discontinue foreclosure proceedings. The first lien mortgage is payable in varying monthly installments of principal and interest, bearing interest at 9.5% per annum and maturing in December 2000. The second lien mortgage payable requires monthly interest only payments in the amount of $6,595, bearing interest at 11% per annum and maturing in December 2000. Principal balances for the first and second lien mortgages as of March 31, 1995, were $7,314,712 and $1,492,431, respectively. In addition to the mortgage modifications and forbearance agreement, on March 27, 1995, the lender granted the Partnership a line of credit for the maximum amount of $400,000 bearing interest at 9.5% per annum payable in full on December 1, 2000. The line of credit is restricted to Glasshouse Square for the use of mortgage payment shortfalls, tenant improvements, leasing commissions, and a monument sign. The line of credit is secured by a deed of trust. As of March 31, 1995, the Partnership has not requested any funds against the line of credit.

NOTE 4 - NOTE PAYABLE
---------------------

On March 31, 1995, the Partnership executed a note payable secured by the Washington Towne Apartments for a principal amount of $250,000, bearing interest at 11.5% per annum with one payment of principal and interest in the amount of $2,476 due May 1, 1995 and all remaining outstanding principal and accrued interest originally due and payable June 1, 1995. The bank extended the maturity date and on September 13, 1995, the Partnership paid all outstanding principal and accrued interest as a result of the refinancing of the Washington Towne Apartments.

NOTE 5 - SUBSEQUENT EVENTS
--------------------------

Glasshouse Square Major Tenant
------------------------------

During 1995, Silo California, a major tenant at Glasshouse Square, ceased retail operations. As of the date hereof, the Partnership anticipates possible litigation when and if Silo California defaults on the monthly rental payments throughout the term of the lease.

Sale of the Bank of San Pedro Office Building
---------------------------------------------

On July 20, 1995, the Partnership sold the Bank of San Pedro Office Building for $1,350,000. The Partnership received partial consideration from the sale in the form of a note receivable for $350,000, bearing interest at 9% per annum with interest only payments due monthly, secured by a second lien deed of trust on the Bank of San Pedro Office Building, maturing on July 20, 1998. On the date of sale, all remaining principal and accrued interest due on the promissory note payable to Southmark was paid.

Sale of the Las Oficinas Note Receivable
----------------------------------------

On April 7, 1995, the Las Oficinas note receivable for $1,100,000 was sold to a third party for $750,000. This valuation loss was reflected as of the modification date.

Maturity and Refinance of the Mortgage Note Payable for Washington Towne
------------------------------------------------------------------------
Apartments
----------

The mortgage payable on the Washington Towne Apartments matured in June 1995.
In September 1995, the Partnership obtained a mortgage loan payable in the amount of $1,750,000 from a new lender. In order to preserve the Partnership's ownership interest in the Washington Towne Apartments and in order to satisfy the new lender's structural requirements with respect to the refinancing of the mortgage note payable, the Partnership contributed the property on September 13, 1995 to an affiliated entity, Washington Towne Apartments, LLC, a Georgia limited liability company. The Partnership is the owner of all the capital stock of Washington Towne, Inc. The Partnership is the 99% member and Washington Towne, Inc. is the 1% managing member of Washington Towne Apartments, LLC. Therefore, the Partnership effectively retained a 100% interest in the property. In connection with the contribution of the property to Washington Towne Apartments, LLC, the lender provided sufficient funds to satisfy the matured loan obligation and to provide for certain property improvements. Property improvements are expected to be completed prior to the end of the first quarter of 1996 and should significantly enhance the value of the property.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

The Partnership's net loss for the three months ended March 31, 1995 was $186,964. The net loss for the same period in 1994 was $138,239. Total revenues for the three months ended March 31, 1995 were $732,388 versus $658,606 for the same period in 1994. The increase in total revenues in 1995 is primarily attributable to revenues earned from the Bank of San Pedro Office Building that was repossessed in June 1994 and fees of $86,000 earned from modification of the Las Oficinas note receivable.

Total expenses for the three months ended March 31, 1995 were $919,352 versus $796,845 for the same period in 1994. The increase in expenses in 1995 is primarily due to an increase in interest expenses due to extension fees incurred on the Bank of San Pedro Office Building promissory note payable to Southmark. Other property operations increased due to increased expenses as a result of the Bank of San Pedro Office Building repossession during the second quarter of 1994.

During the three months ended March 31, 1995, the Partnership recorded a decrease in cash of $77,471 versus a decrease of $245,743 for the same period in 1994. The statement of cash flows included an increase in cash provided by operating activities of $135,758 primarily due to increased revenues earned from the Bank of San Pedro Office Building that was repossessed in June 1994 and fees of $86,000 earned from modification of the Las Oficinas note receivable. The statement of cash flows included an increase in cash used in investing activities of

$26,035 due to increased property improvements in 1995. The statement of cash flows included a decrease in cash used in financing activities of $58,549, primarily due to less principal repayments of mortgage notes payable.

Should operations deteriorate and present resources not be adequate for current needs, the Partnership has no outside lines of credit on which to draw for its working capital needs. Neither the General Partner and its affiliates nor JKD have any obligation to provide financial support to the Partnership. Accordingly, continued operation of the Partnership is dependent on the Partnership being able to generate cash from operations or sale of its remaining operating properties or negotiated reductions in requirements related to outstanding debt obligations.

Washington Towne Apartments - Atlanta, Georgia
----------------------------------------------

Average occupancy for the three months ended March 31, 1995 was 95% versus 87% for the same period in 1994. Management is of the opinion that the increase in occupancy is due to the property implementing an aggressive marketing campaign.

In September 1995, the Partnership obtained a mortgage loan payable in the amount of $1,750,000 from a new lender. In order to preserve the Partnership's ownership interest in the Washington Towne Apartments and in order to satisfy the new lender's structural requirements with respect to the refinancing of the mortgage note payable, the Partnership contributed the property on September 13, 1995 to an affiliated entity, Washington Towne Apartments, LLC, a Georgia limited liability company. The Partnership is the owner of all the capital stock of Washington Towne, Inc. The Partnership is the 99% member and Washington Towne, Inc. is the 1% managing member of Washington Towne Apartments, LLC. Therefore, the Partnership effectively retained a 100% interest in the property. In connection with the contribution of the property to Washington Towne Apartments, LLC, the lender provided sufficient funds to satisfy the matured loan obligation and to provide for certain property improvements. Property improvements are expected to be completed prior to the end of the first quarter of 1996 and should significantly enhance the value of the property.

Glasshouse Square - San Diego, California
-----------------------------------------

Average occupancy for the three months ended March 31, 1995 was 75% versus 74% for the same period in 1994.

Management does not believe that the County of San Diego will take further action regarding the alleged leaking of petroleum products from underground storage tanks on the Garcia's Tract and part of Glasshouse Square parking lot. Therefore, this situation should not have a material effect on the Partnership.

Bank of San Pedro Office Building - Long Beach, California
----------------------------------------------------------

On June 20, 1994, the Partnership repossessed the Bank of San Pedro Office Building in lieu of foreclosure as a result of a Settlement Agreement between the Partnership and the borrower. The land, buildings, and improvements were recorded on the Partnership's books at $1,422,391. This is the net note receivable balance plus the book value of certain assets and liabilities acquired at the date of repossession, which approximated net realizable value. The promissory note payable to Southmark on the property dated June 10, 1994 was due in ninety days and had three ninety-day extensions. After repossession, the Partnership immediately began the process of selling the property by soliciting potential buyers. On July 20, 1995, the Bank of San Pedro was sold and all outstanding principal and accrued interest on the note payable to Southmark was paid.

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)      Exhibits.

         Exhibit                                                                           Page
         Number     Description                                                           Number
         ------     -----------                                                           ------
         3. and 4.  Limited Partnership Agreement (Incorporated by reference to Registration Statement No. 2-74914 on Form S-11 filed by
                    Registrant).                                                            N/A

         10.1       Modification and/or Extension Agreement dated March 27, 1995 by and between Imperial Bank, a California banking corporation, and
                    University Real Estate Partnership V, a California limited
                    partnership.                                                            12

         10.2       Disbursement Agreement and Deed of Trust dated March 27, 1995, between Imperial Bank, a California banking corporation, and
                    University Real Estate Partnership V, a California limited partnership for the additional line of credit granted to the
                    Partnership in the amount of $400,000.                                  20

         10.3       Forbearance Agreement dated March 27, 1995 by and between
                    University Real Estate Partnership V, a California limited
                    partnership, and Imperial Bank, a California banking corporation.       27

         10.4       Note dated March 31, 1995, by and between University Real Estate
                    Partnership V, a California limited partnership, and Imperial
                    Bank, a California banking corporation in the amount of $250,000.       33

         10.5       Amended and Restated Forbearance Agreement entered into on
                    April 28, 1995 by and between University Real Estate Partnership V, a California limited partnership and Imperial Bank, a California
                    banking corporation.                                                    36

         11.        Statement regarding computation of Net Loss per Limited
                    Partnership Unit:  Net Loss per Limited Partnership Unit is
                    computed by dividing net loss allocated to the Limited Partners by the number of Limited Partnership Units outstanding.  Per unit information has been computed based on 20,452 Limited Partnership
                    Units outstanding in 1994 and 1993.                                     N/A

         16.        Letter dated July 18, 1995 from Price Waterhouse with respect to a change in certifying accountant.  Incorporated by reference to
                    Form 8-K - Current Report for the period ending September 30,
                    1995, as filed with the Securities and Exchange Commission on
                    July 20, 1995.                                                          N/A

(b)      Reports on Form 8-K.  There were no reports on Form 8-K filed during the quarter ended
         March 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              UNIVERSITY REAL ESTATE PARTNERSHIP V

                              By: UNIVERSITY ADVISORY COMPANY
                                  General Partner

                              By: SOUTHMARK INVESTORS, INC.
                                  a General Partner



    November 15, 1995            By:   /s/ Glen Adams
----------------------------         -----------------------------------------
            Date                     Glen Adams, President
                                     Southmark Investors, Inc.



    November 15, 1995            By:   /s/ Charles B. Brewer
----------------------------         -------------------------------------------
            Date                     Charles B. Brewer, Executive Vice President
                                     and Principal Financial Officer
                                     Southmark Investors, Inc.