Form 10-Q
period 1995-06-30
UNIVERSITY REAL ESTATE PARTNERSHIP V
filed 1995-12-07
CIK 311173

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  June 30, 1995
                               -------------------------------------------------


                                      or



[ _ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from____________________________to____________________

Commission File Number 0-8914
                       -----------



                     UNIVERSITY REAL ESTATE PARTNERSHIP V
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              California                                     95-3240567
--------------------------------------------------------------------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)


             200 Crescent Court, Suite 1300, Dallas, Texas  75201
--------------------------------------------------------------------------------
            (Address of principal executive offices)   (Zip code)


                                (214) 871-3933
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


________________________________________________________________________________
                (Former address, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No __
    -----

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

                              INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1995



                                                                            Page
                                                                            ----
Part I - Financial Information

     Item 1 - Condensed Financial Statements:

              (a) Condensed Balance Sheets as of June 30, 1995
                  and December 31, 1994                                       3

              (b) Condensed Statements of Operations for the three and
                  six months ended June 30, 1995 and 1994                     4

              (c) Condensed Statements of Cash Flows for the six months
                  ended June 30, 1995 and 1994                                5

              (d) Notes to Condensed Financial Statements                     7

     Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             8

Part II - Other Information

     Item 6 - Exhibits and Reports on Form 8-K                               10

     Signatures (pursuant to General Instruction E)                          11

     All other items called for by the instructions are omitted as they are either inapplicable, not required, or the information is included in the Condensed Financial Statements or Notes thereto.

                        PART I - FINANCIAL INFORMATION

ITEM 1.   CONDENSED FINANCIAL STATEMENTS
-------   ------------------------------

                     UNIVERSITY REAL ESTATE PARTNERSHIP V
                           CONDENSED BALANCE SHEETS


                                                               June 30,
                                                                 1995         December 31,
                                                              (Unaudited)        1994
                                                             -------------   -------------
ASSETS
------

Real estate investments
  Land                                                       $   5,255,247   $   5,255,247
  Buildings and improvements                                    13,669,170      13,579,798
                                                             -------------   -------------
                                                                18,924,417      18,835,045

  Less:  Accumulated depreciation and
     amortization                                               (7,268,074)     (7,035,146)
                                                             -------------   -------------
                                                                11,656,343      11,799,899
                                                             -------------   -------------

Note receivable                                                          -         750,000

Cash and cash equivalents (including $19,870 and $21,695
 for security deposits at June 30, 1995 and
 December 31, 1994, respectively)                                   64,031         197,283
Accounts receivable, net of allowance for doubtful
 accounts of $121,700 and $72,740 at June 30, 1995
 and December 31, 1994, respectively                                70,520          84,929
Deferred borrowing costs, net of accumulated amortization
 of $72,376 and $65,895 at June 30, 1995 and
 December 31, 1994, respectively                                   122,066         128,547
Prepaid expenses and other assets                                  319,062         283,287
Repossessed real estate held for resale                          1,422,391       1,422,391
                                                             -------------   -------------
                                                             $  13,654,413   $  14,666,336
                                                             =============   =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Mortgage notes payable, net of discounts                     $   9,652,234   $   9,453,587
Note payable to Southmark affiliate                                379,325       1,086,554
Accrued mortgage interest                                           38,443         253,110
Accrued property taxes                                             301,346         279,892
Accounts payable and accrued expenses                               92,287          85,951
Accounts payable - affiliates                                            -          20,894
Subordinated real estate commissions                               549,218         549,218
Security deposits                                                   41,482          36,702
                                                             -------------   -------------
                                                                11,054,335      11,765,908
                                                             -------------   -------------

Partners' equity (deficit)
  Limited Partners - 50,000 units authorized; 34,453 units
   issued and outstanding (17,733 Income units and 16,720
   Growth/Shelter units)                                         3,125,381       3,422,728
  General Partner                                                 (525,303)       (522,300)
                                                             -------------   -------------
                                                                 2,600,078       2,900,428
                                                             -------------   -------------
                                                             $  13,654,413   $  14,666,336
                                                             =============   =============


See accompanying notes to condensed financial statements.

                     UNIVERSITY REAL ESTATE PARTNERSHIP V
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                             Three Months Ended                Six Months Ended
                                                  June 30,                         June 30,
                                        -----------------------------     -----------------------------
                                            1995             1994             1995             1994
                                        ------------     ------------     ------------     ------------
Revenues:
   Rental income                        $    650,030     $    585,822     $  1,253,792     $  1,152,149
   Interest                                    6,738           91,728          135,364          184,007
   Other income                               32,053                -           32,053                -
                                        ------------     ------------     ------------     ------------

       Total revenues                        688,821          677,550        1,421,209        1,336,156
                                        ------------     ------------     ------------     ------------


Expenses:
   Interest                                  252,574          278,736          588,301          537,245
   Depreciation and amortization             120,561          111,755          239,017          222,996
   Property taxes                             42,253           30,757           81,438           68,562
   Other property operations                 326,949          259,502          624,415          518,969
   General and administrative                134,870          236,281          263,388          366,104
                                        ------------     ------------     ------------     ------------

       Total expenses                        877,207          917,031        1,796,559        1,713,876
                                        ------------     ------------     ------------     ------------

Loss before extraordinary item              (188,386)        (239,481)        (375,350)        (377,720)

Extraordinary item - gain on
   debt forgiveness                           75,000                -           75,000                -
                                        ------------     ------------     ------------     ------------

Net loss                                $   (113,386)    $   (239,481)    $   (300,350)    $   (377,720)
                                        ============     ============     ============     ============


Net loss allocated to general
  partners                              $     (1,134)    $     (2,395)    $     (3,003)    $     (3,777)
Net loss allocated to limited
  partners                                  (112,252)        (237,086)        (297,347)        (373,943)
                                        ------------     ------------     ------------     ------------

Net loss                                $   (113,386)    $   (239,481)    $   (300,350)    $   (377,720)
                                        ============     ============     ============     ============


Net loss per limited partnership
 unit                                   $      (3.26)    $      (6.88)    $      (8.63)    $     (10.85)
                                        ============     ============     ============     ============



See accompanying notes to condensed financial statements.

                       UNIVERSITY REAL ESTATE PARTNERSHIP V
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                          Six Months Ended
                                                                               June 30,
                                                                 ----------------------------------
                                                                      1995                 1994
                                                                 --------------       -------------

Cash flows from operating activities:
   Cash received from tenants                                    $    1,272,981       $     918,465
   Cash paid to suppliers and affiliates                               (935,550)           (807,419)
   Interest received                                                    135,364             184,007
   Interest paid                                                       (486,903)           (390,997)
   Property taxes paid                                                  (10,471)            (68,562)
   Property tax refund                                                   32,053                   -
                                                                 --------------       -------------

Net cash provided by (used in) operating activities                       7,474            (164,506)
                                                                 --------------       -------------

Cash flows from investing  activities:
   Additions to real estate investments                                 (89,373)            (22,095)
   Sale of Las Oficinas note receivable                                 750,000                   -
   Net cash received as a result of repossession of real estate               -              58,656
                                                                 --------------       -------------

Net cash provided by investing activities                               660,627              36,561
                                                                 --------------       -------------

Cash flows from financing activities:
   Principal payments on mortgage notes payable                        (104,502)           (145,447)
   Principal payment on note payable to Southmark affiliate            (750,000)                  -
   Advance from line of credit                                           53,149                   -
                                                                 --------------       -------------

Net cash used in financing activities                                  (801,353)           (145,447)
                                                                 --------------       -------------

Net decrease in cash and cash equivalents                              (133,252)           (273,392)

Cash and cash equivalents at beginning of period                        197,283             474,483
                                                                 --------------       -------------

Cash and cash equivalents at end of period                       $       64,031       $     201,091
                                                                 ==============       =============




See accompanying notes to condensed financial statements.

                     UNIVERSITY REAL ESTATE PARTNERSHIP V
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

         Reconciliation of Net Loss to Net Cash Provided by (Used in)
                             Operating Activities

                                                                                   Six Months Ended
                                                                                       June 30,
                                                                           ---------------------------------
                                                                               1995                 1994
                                                                           -------------      --------------
Net loss                                                                   $    (300,350)     $     (377,720)
                                                                           -------------      --------------

Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
   Depreciation and amortization                                                 239,017             222,996
   Amortization of discounts on mortgage notes payable                                 -              18,343
   Amortization of deferred borrowing costs                                        6,481                   -
   Interest and fees added to note payable to Southmark affiliate                117,772             127,905
   Gain on forgiveness of debt                                                   (75,000)                  -
   Changes in assets and liabilities:
      Accounts receivable                                                         14,409            (222,157)
      Prepaid expenses and other assets                                          (41,864)             44,419
      Accounts payable and accrued expenses                                       15,011             116,121
      Accounts payable to affiliates                                             (20,894)            (82,886)
      Accrued mortgage interest                                                  (22,855)                  -
      Accrued property taxes                                                      70,967                   -
      Security deposits                                                            4,780             (11,527)
                                                                           -------------      --------------

         Total adjustments                                                       307,824             213,214
                                                                           -------------      --------------

Net cash provided by (used in) operating activities                        $       7,474      $     (164,506)
                                                                           =============      ==============


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

                     UNIVERSITY REAL ESTATE PARTNERSHIP V
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1994. The December 31, 1994 condensed balance sheet was derived from audited numbers.

Certain reclassifications have been made to the 1994 balances to conform to the 1995 presentation.

NOTE 2 - TRANSACTIONS WITH AFFILIATES
-------------------------------------

The general partner of the Partnership is University Advisory Company ("UAC" or the "General Partner"), a California general partnership. Southmark Commercial Management, Inc., a wholly-owned subsidiary of Southmark Corporation ("Southmark"), and Southmark Investors, Inc., a second-tier subsidiary of Southmark, are the two general partners of UAC. On March 9, 1993, Southmark and several of its affiliates (including the General Partner) entered into an asset purchase agreement with SHL Acquisition Corp. III, a Texas corporation, and its permitted assigns (collectively "SHL") to acquire various general and limited partnership interests, among other things, owned by Southmark and its affiliates. On December 16, 1993, SHL entered into an Assignment of Rights and Option Agreement with Hampton Realty Partners, L.P. ("Hampton"), a Texas limited partnership, whereby Hampton acquired the right to purchase the option assets, among other things, subject to the approval of the Limited Partners. On December 30, 1994, Hampton entered into an Assignment and Assumption Agreement with JKD Financial Management, Inc. ("JKD"), a Texas corporation, whereby, among other things, JKD obtained Hampton's right to acquire the general partner interest in the Partnership. JKD currently oversees the management of the Partnership.

NOTE 3 - MODIFICATION OF GLASSHOUSE SQUARE MORTGAGES PAYABLE
------------------------------------------------------------

On January 17, 1995, the lender filed a notice of default in San Diego County related to the Glasshouse Square mortgages payable. On March 27, 1995, the mortgages were modified and a forbearance agreement was executed whereby the lender agreed to discontinue foreclosure proceedings. The first lien mortgage is payable in varying monthly installments of principal and interest, bearing interest at 9.5% per annum and maturing in December 2000. The second lien mortgage payable requires monthly interest only payments in the amount of $6,595, bearing interest at 11% per annum and maturing in December 2000. Principal balances for the first and second lien mortgages as of June 30, 1995, were $7,339,526 and $1,492,431, respectively. In addition to the mortgage modifications and forbearance agreement, on March 27, 1995, the lender granted the Partnership a line of credit for the maximum amount of $400,000 bearing interest at 9.5% per annum payable in full on December 1, 2000. The line of credit is restricted to Glasshouse Square for the use of mortgage payment shortfalls, tenant improvements, leasing commissions, and a monument sign. The line of credit is secured by a deed of trust. As of June 30, 1995, the Partnership has borrowed $53,149 against the line of credit.

NOTE 4 - NOTE PAYABLE
---------------------

On March 31, 1995, the Partnership executed a note payable secured by the Washington Towne Apartments for a principal amount of $250,000, bearing interest at 11.5% per annum with one payment of principal and interest in the amount of $2,476 due May 1, 1995 and all remaining outstanding principal and accrued interest originally due and payable June 1, 1995. The lender subsequently extended the maturity date and on September 13, 1995, the

Partnership paid all outstanding principal and accrued interest as a result of the refinancing of the Washington Towne Apartments.

NOTE 5 - SALE OF THE LAS OFICINAS NOTE RECEIVABLE
-------------------------------------------------

On April 7, 1995, the Las Oficinas note receivable for $1,100,000 was sold to a third party for $750,000. The valuation loss was recorded as of the modification date, December 1, 1994.

NOTE 6 - PRINCIPAL PREPAYMENT AND FORGIVENESS OF DEBT - NOTE PAYABLE TO
-----------------------------------------------------------------------
SOUTHMARK AFFILIATE
-------------------

On April 11, 1995, the Partnership made a principal prepayment in the amount of $750,000 on the note payable to a Southmark affiliate, secured by the Bank of San Pedro Office Building. In consideration for this principal prepayment, Southmark reduced the remaining unpaid principal balance of the note payable by $75,000 and extended the maturity date for an additional 90 days.

NOTE 7 - SUBSEQUENT EVENTS
--------------------------

Glasshouse Square Major Tenant
------------------------------

During 1995, Silo California, a major tenant at Glasshouse Square, ceased retail operations. In September 1995, Silo California defaulted on the lease. On November 20, 1995, a summons was issued to Silo California by the Partnership notifying them of litigation proceedings in regards to the default on their lease.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

The Partnership's net loss for the six months ended June 30, 1995 was $300,350. The net loss for the same period in 1994 was $377,720. Total revenues for the six months ended June 30, 1995 were $1,421,209 versus $1,336,156 for the same period in 1994. The increase in total revenues in 1995 is primarily attributable to revenues earned from the Bank of San Pedro Office Building that was repossessed in June 1994 and fees of $86,000 earned from modification of the Las Oficinas note receivable.

Total expenses for the six months ended June 30, 1995 were $1,796,559 versus $1,713,876 for the same period in 1994. The increase in expenses in 1995 is primarily due to an increase in interest expenses due to extension fees incurred on the Bank of San Pedro Office Building promissory note payable to Southmark. Other property operations increased due to increased expenses as a result of the Bank of San Pedro Office Building repossession during the second quarter of 1994.

During the six months ended June 30, 1995, the Partnership recorded a decrease in cash of $133,252 versus a decrease of $273,392 for the same period in 1994. The statement of cash flows included an increase in cash provided by operating activities of $171,980 primarily due to increased revenues earned from the Bank of San Pedro Office Building that was repossessed in June 1994 and fees of $86,000 earned from modification of the Las Oficinas note receivable. The statement of cash flows included an increase in cash provided by investing activities of $624,066 due to the sale of the Las Oficinas note receivable on April 7, 1995 for $750,000. The statement of cash flows included an increase in cash used in financing activities of $655,906, primarily due to a principal prepayment of $750,000 on the note payable to a Southmark affiliate.

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

Washington Towne Apartments - Atlanta, Georgia
----------------------------------------------

Average occupancy for the six months ended June 30, 1995 was 92% versus 86% for the same period in 1994. Management is of the opinion that the increase in occupancy is due to the property implementing an aggressive marketing campaign.

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

Glasshouse Square - San Diego, California
-----------------------------------------

Average occupancy for the three months ended June 30, 1995 was 75% versus 77% for the same period in 1994.

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

                          PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a)       Exhibits.

          Exhibit                                                          Page
          Number         Description                                      Number
          ------         -----------                                      ------

          3. and 4.      Limited Partnership Agreement (Incorporated
                         by reference to Registration Statement No. 2-
                         74914 on Form S-11 filed by Registrant).          N/A

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

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1995.

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



                                       UNIVERSITY REAL ESTATE PARTNERSHIP V

                                       By:  UNIVERSITY ADVISORY COMPANY
                                            General Partner

                                       By:  SOUTHMARK INVESTORS, INC.
                                            a General Partner



        December 6, 1995               By:  /s/ Glen Adams
----------------------------------          -----------------------------------
               Date                         Glen Adams, President
                                            Southmark Investors, Inc.



        December 6, 1995               By:  /s/ Charles B. Brewer
----------------------------------          -----------------------------------
               Date                         Charles B. Brewer, Executive Vice
                                            President and Principal Financial
                                            Officer Southmark Investors, Inc.