Form 10-Q
period 1995-09-30
UNIVERSITY REAL ESTATE PARTNERSHIP V
filed 1996-05-23
CIK 311173

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1995
                               -------------------------------------------------


                                      or



[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _______________________ to ______________________

Commission File Number 0-8914
                       ---------



                     UNIVERSITY REAL ESTATE PARTNERSHIP V
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               California                                  95-3240567
- --------------------------------------------------------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)


               2001 Ross Avenue, Suite 4600, Dallas, Texas 75201
- --------------------------------------------------------------------------------
           (Address of principal executive offices)      (Zip code)


                                (214) 740-2200
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


             200 Crescent Court, Suite 1300, Dallas, Texas  75201
- --------------------------------------------------------------------------------
                (Former address, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No ___
    ---

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

                              INDEX TO FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1995


                                                                            Page
                                                                            ----
Part I - Financial Information

     Item 1 - Consolidated Financial Statements:

              (a) Consolidated Balance Sheets as of September 30, 1995
                  and December 31, 1994                                        3

              (b) Consolidated Statements of Operations for the three and
                  nine months ended September 30, 1995 and 1994                4

              (c) Consolidated Statements of Cash Flows for the nine months
                  ended September 30, 1995 and 1994                            5

              (d) Notes to Consolidated Financial Statements                   8

     Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             10

Part II - Other Information

     Item 6 - Exhibits and Reports on Form 8-K                                11

     Signatures (pursuant to General Instruction E)                           13

     All other items called for by the instructions are omitted as they are either inapplicable, not required, or the information is included in the Consolidated Financial Statements or Notes thereto.

                        PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS
- -------  ---------------------------------

                     UNIVERSITY REAL ESTATE PARTNERSHIP V
                          CONSOLIDATED BALANCE SHEETS

                                                                September 30,
                                                                     1995       December 31,
                                                                 (Unaudited)        1994
                                                                --------------  -------------
ASSETS
- ------

Real estate investments
    Land                                                          $ 5,255,247    $ 5,255,247
    Buildings and improvements                                     13,709,754     13,579,798
                                                                  -----------    -----------
                                                                   18,965,001     18,835,045
    Less:  Accumulated depreciation and
        amortization                                               (7,387,739)    (7,035,146)
                                                                  -----------    -----------
                                                                   11,577,262     11,799,899

Note receivable                                                       350,000        750,000
Cash and cash equivalents (including $18,184 and $21,695
  for security deposits at September 30, 1995 and
  December 31, 1994, respectively)                                    755,317        197,283
Accounts receivable, net of allowance for doubtful
  accounts of $72,740 at December 31, 1994                             93,915         84,929
Deferred borrowing costs, net of accumulated amortization
  of $75,617 and $65,895 at September 30, 1995 and
  December 31, 1994, respectively                                     270,459        128,547
Prepaid expenses and other assets                                     573,099        283,287
Repossessed real estate held for resale                                     -      1,422,391
                                                                  -----------    -----------
                                                                  $13,620,052    $14,666,336
                                                                  ===========    ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
- ------------------------------------------

Mortgage notes payable, net of discounts                          $10,584,921    $ 9,453,587
Note payable to Southmark affiliate                                         -      1,086,554
Accrued mortgage interest                                              51,667        253,110
Accrued property taxes                                                 81,192        279,892
Accounts payable and accrued expenses                                 107,103         85,951
Accounts payable - affiliates                                               -         20,894
Subordinated real estate commissions                                  549,218        549,218
Security deposits                                                      24,454         36,702
                                                                  -----------    -----------
                                                                   11,398,555     11,765,908
                                                                  -----------    -----------

Partners' equity (deficit)
    Limited Partners - 50,000 units authorized; 34,453 units
      issued and outstanding (17,733 Income units and 16,720
      Growth/Shelter units)                                         2,750,586      3,422,728
    General Partner                                                  (529,089)      (522,300)
                                                                  -----------    -----------
                                                                    2,221,497      2,900,428
                                                                  -----------    -----------
                                                                  $13,620,052    $14,666,336
                                                                  ===========    ===========

See accompanying notes to consolidated financial statements.

                     UNIVERSITY REAL ESTATE PARTNERSHIP V
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                     Three Months Ended        Nine Months Ended
                                        September 30,            September 30,
                                   -----------------------  ------------------------
                                      1995        1994         1995         1994
                                   ----------  -----------  -----------  -----------

Revenues:
  Rental income                    $ 539,653   $  709,090   $1,793,445   $1,861,239
  Interest                             7,418       49,071      142,782      185,596
  Other income                           150            -       32,203            -
                                   ---------   ----------   ----------   ----------

     Total revenues                  547,221      758,161    1,968,430    2,046,835
                                   ---------   ----------   ----------   ----------


Expenses:
  Interest                           248,147      358,655      836,448      974,200
  Depreciation and amortization      123,005      119,027      362,022      342,023
  Property taxes                      49,869       73,440      131,307      142,002
  Other property operations          283,431      384,528      907,846      903,497
  General and administrative          99,832      163,669      363,220      451,474
                                   ---------   ----------   ----------   ----------

     Total expenses                  804,284    1,099,319    2,600,843    2,813,196
                                   ---------   ----------   ----------   ----------

Net operating loss                  (257,063)    (341,158)    (632,413)    (766,361)

Other income (expense):
  Loss on sale of repossessed
   real estate                      (121,518)           -     (121,518)           -
                                   ---------   ----------   ----------   ----------

Loss before extraordinary item      (378,581)    (341,158)    (753,931)    (766,361)

Extraordinary items - gain on
  debt forgiveness                         -            -       75,000            -
                                   ---------   ----------   ----------   ----------

Net loss                           $(378,581)  $ (341,158)  $ (678,931)  $ (766,361)
                                   =========   ==========   ==========   ==========


Net loss allocated to general
  partners                         $  (3,786)  $   (3,412)  $   (6,789)  $   (7,664)
Net loss allocated to limited
  partners                          (374,795)    (337,746)    (672,142)    (758,697)
                                   ---------   ----------   ----------   ----------

Net loss                           $(378,581)  $ (341,158)  $ (678,931)  $ (766,361)
                                   =========   ==========   ==========   ==========

Net loss per limited partnership
  unit                             $  (10.88)  $    (9.80)  $   (19.51)  $   (22.02)
                                   =========   ==========   ==========   ==========

See accompanying notes to consolidated financial statements.

                     UNIVERSITY REAL ESTATE PARTNERSHIP V
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                  --------------------------
                                                                      1995          1994
                                                                  ------------  ------------

Cash flows from operating activities:
  Cash received from tenants                                      $ 1,786,440   $ 1,704,606
  Cash paid to suppliers and affiliates                            (1,292,917)   (1,174,819)
  Interest received                                                   142,782       185,596
  Interest paid                                                      (702,595)     (671,972)
  Property taxes paid                                                 (10,471)      (90,394)
  Property tax refund                                                  32,203             -
                                                                  -----------   -----------

Net cash used in operating activities                                 (44,558)      (46,983)
                                                                  -----------   -----------

Cash flows from investing activities:
  Additions to real estate investments                               (133,401)      (55,498)
  Sale of Las Oficinas note receivable                                750,000             -
  Sale of repossessed real estate                                     291,562             -
  Net cash received as a result of repossession of real estate              -        58,657
                                                                  -----------   -----------

Net cash provided by investing activities                             908,161         3,159
                                                                  -----------   -----------

Cash flows from financing activities:
  Principal payments on mortgage notes payable                       (150,414)     (155,710)
  Principal payment on note payable to Southmark affiliate           (750,000)            -
  Advance from line of credit                                          73,387             -
  Cash received on the refinance of the mortgage note
   payable for Washington Towne Apartments                            604,663             -
  Borrowing costs incurred on the refinance of mortgage
   note payable                                                       (83,205)            -
                                                                  -----------   -----------

Net cash used in financing activities                                (305,569)     (155,710)
                                                                  -----------   -----------

Net increase (decrease) in cash and cash equivalents                  558,034      (199,534)

Cash and cash equivalents at beginning of period                      197,283       474,483
                                                                  -----------   -----------

Cash and cash equivalents at end of period                        $   755,317   $   274,949
                                                                  ===========   ===========

See accompanying notes to consolidated financial statements.

                     UNIVERSITY REAL ESTATE PARTNERSHIP V
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                Reconciliation of Net Loss to Net Cash Used in
                             Operating Activities

                                                                      Nine Months Ended
                                                                        September 30,
                                                                    ----------------------
                                                                       1995        1994
                                                                    ----------  ----------
Net loss                                                            $(678,931)  $(766,361)
                                                                    ---------   ---------

Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                       362,022     342,023
  Amortization of discounts on mortgage notes payable                       -      17,973
  Amortization of deferred borrowing costs                              9,722       9,722
  Interest and fees added to note payable to Southmark affiliate      120,040     227,905
  Gain on forgiveness of debt                                         (75,000)          -
  Loss on sale of repossessed real estate                             121,518           -
  Changes in assets and liabilities:
     Accounts receivable                                              (27,068)    (34,503)
     Prepaid expenses and other assets                                (55,391)     93,939
     Accounts payable and accrued expenses                             54,434      83,494
     Accounts payable to affiliates                                   (20,894)    (96,412)
     Accrued mortgage interest                                          4,091      46,628
     Accrued property taxes                                           120,836      51,608
     Security deposits                                                 20,063     (22,999)
                                                                    ---------   ---------

       Total adjustments                                              634,373     719,378
                                                                    ---------   ---------

Net cash used in operating activities                               $ (44,558)  $ (46,983)
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

On July 20, 1995, the Partnership sold the Bank of San Pedro Office Building for $1,350,000. The Partnership received, as partial consideration, a note receivable for $350,000.

See accompanying notes to consolidated financial statements.

                      UNIVERSITY REAL ESTATE PARTNERSHIP V
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES (CONTINUED):

The mortgage payable on the Washington Towne Apartments matured in June 1995.
In September 1995, Washington Towne, L.L.C., obtained a mortgage loan payable in the amount of $1,750,000 from a new lender. In connection with this refinancing, the lender included in the mortgage loan principal balance the payment of borrowing costs, required escrows, property taxes, interest, and the payoff of two mortgage notes payable secured by the Washington Towne Apartments. The following table represents the components of this refinancing:

       Cash                                   $  604,663
       Mortgage notes payable                    791,641
       Deferred borrowing costs                   68,429
       Accrued interest and property taxes        53,647
       Escrows                                   231,620
                                              ----------

                                              $1,750,000
                                              ==========

See accompanying notes to consolidated financial statements.

                     UNIVERSITY REAL ESTATE PARTNERSHIP V
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
- ------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1994. The December 31, 1994 consolidated balance sheet was derived from audited numbers.

Certain reclassifications have been made to the 1994 balances to conform to the 1995 presentation.

NOTE 2 - TRANSACTIONS WITH AFFILIATES
- -------------------------------------

The general partner of the Partnership is University Advisory Company ("UAC" or the "General Partner"), a California general partnership. Southmark Commercial Management, Inc. ("SCM"), a wholly-owned subsidiary of Southmark Corporation ("Southmark"), and Southmark Investors, Inc. ("SII"), a second-tier subsidiary of Southmark, are the two general partners of UAC. On March 9, 1993, Southmark and several of its affiliates (including the General Partner) entered into an asset purchase agreement with SHL Acquisition Corp. III, a Texas corporation, and its permitted assigns (collectively "SHL") to acquire various general and limited partnership interests, among other things, owned by Southmark and its affiliates. On December 16, 1993, SHL entered into an Assignment of Rights and Option Agreement with Hampton Realty Partners, L.P. ("Hampton"), a Texas limited partnership, whereby Hampton acquired the right to purchase the option assets, among other things, subject to the approval of the Limited Partners. On December 30, 1994, Hampton entered into an Assignment and Assumption Agreement with JKD Financial Management, Inc. ("JKD"), a Texas corporation, whereby, among other things, JKD obtained Hampton's right to acquire the general partner interest in the Partnership. JKD currently oversees the management of the Partnership.

On January 29, 1996, SCM and SII entered into a purchase agreement to sell their partnership interests in UAC to OS Holdings, Inc. ("OS"), a Texas corporation, and JKD, respectively. The transfer documents were executed January 31, 1996, and placed into escrow. The transfer will not be effective until certain conditions precedent are satisfied and, if the conditions precedent are not satisfied by April 29, 1996, the transfer documents will be returned to SCM and SII and the transfer will not occur.

NOTE 3 - MODIFICATION OF GLASSHOUSE SQUARE MORTGAGES PAYABLE
- ------------------------------------------------------------

On January 17, 1995, the lender filed a notice of default in San Diego County related to the Glasshouse Square mortgages payable. On March 27, 1995, the mortgages were modified and a forbearance agreement was executed whereby the lender agreed to discontinue foreclosure proceedings. The first lien mortgage is payable in varying monthly installments of principal and interest, bearing interest at 9.5% per annum and maturing in December 2000. The second lien mortgage payable requires monthly interest only payments in the amount of $6,595, bearing interest at 11% per annum and maturing in December 2000. Principal balances for the first and second lien mortgages as of September 30, 1995, were $7,342,489 and $1,492,431, respectively. In addition to the mortgage modifications and forbearance agreement, on March 27, 1995, the lender granted the Partnership a line of credit for the maximum amount of $400,000 bearing interest at 9.5% per annum payable in full on December 1, 2000. The line of credit is restricted to Glasshouse Square for the use of mortgage payment shortfalls, tenant improvements, leasing commissions, and a monument sign. The line of credit is secured by a deed of trust. As of September 30, 1995, the Partnership owed $73,387 against the line of credit. This draw on the line of credit increased the first lien mortgage principal balance to $7,342,489 as of September 30, 1995.

NOTE 4 - NOTE PAYABLE
- ---------------------

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

NOTE 5 - SALE OF THE LAS OFICINAS NOTE RECEIVABLE
- -------------------------------------------------

On April 7, 1995, the Las Oficinas note receivable for $1,100,000 was sold to a third party for $750,000. The valuation loss was recorded as of the modification date, December 1, 1994.

NOTE 6 - PRINCIPAL PREPAYMENT AND FORGIVENESS OF DEBT - NOTE PAYABLE TO
- -----------------------------------------------------------------------
SOUTHMARK AFFILIATE
- -------------------

On April 11, 1995, the Partnership made a principal prepayment in the amount of $750,000 on the note payable to a Southmark affiliate, secured by the Bank of San Pedro Office Building. In consideration for this principal prepayment, Southmark reduced the remaining unpaid principal balance of the note payable by $75,000 and extended the maturity date for an additional 90 days. On July 20, 1995, the Partnership sold the Bank of San Pedro Office Building and paid all remaining principal and accrued interest, totaling $381,593, due on the promissory note payable to Southmark.

NOTE 7 - GLASSHOUSE SQUARE MAJOR TENANT
- ---------------------------------------

In September 1995, Silo California, a major tenant that provides approximately 20% of the gross rental revenues to Glasshouse Square, defaulted on its lease and ceased retail operations. On November 20, 1995, a summons was issued to Silo California by the Partnership notifying them of litigation proceedings in regards to the default on their lease. The Partnership seeks to collect from Silo California all Base Rent and Common Area Maintenance charges, $18,689 and $5,919, respectively, per month, for the periods that they are in default or until a new tenant has been secured to lease their location; however, the Partnership can not predict the final recovery amount.

NOTE 8 - SALE OF THE BANK OF SAN PEDRO OFFICE BUILDING
- ------------------------------------------------------

On July 20, 1995, the Partnership sold the Bank of San Pedro Office Building for $1,350,000. The Partnership received partial consideration from the sale in the form of a note receivable for $350,000, bearing interest at 9% per annum with interest only payments due monthly, secured by a second lien deed of trust on the Bank of San Pedro Office Building, maturing on July 20, 1998 and net cash of $291,562. On the date of sale, all remaining principal and accrued interest, totaling $381,593, due on the promissory note payable to Southmark was paid.

NOTE 9 - MATURITY AND REFINANCE OF THE MORTGAGE NOTE PAYABLE FOR WASHINGTON
- ---------------------------------------------------------------------------
TOWNE APARTMENTS
- ----------------

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

NOTE 10 - SUBSEQUENT EVENTS
- ---------------------------

On January 29, 1996, SCM and SII entered into a purchase agreement to sell their partnership interests in UAC to OS and JKD, respectively. The transfer documents were executed January 31, 1996, and placed into escrow. The transfer will not be effective until certain conditions precedent are satisfied and, if the conditions precedent are not satisfied by April 29, 1996, the transfer documents will be returned to SCM and SII and the transfer will not occur.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

The Partnership's net loss for the nine months ended September 30, 1995 was $678,931. The net loss for the same period in 1994 was $766,361. Total revenues for the nine months ended September 30, 1995 were $1,968,430 versus $2,046,835 for the same period in 1994. The decrease in total revenues in 1995 is primarily attributable to the loss of rental income from the Bank of San Pedro Office Building which was sold in July 1995.

Total expenses for the nine months ended September 30, 1995 were $2,600,843 versus $2,813,196 for the same period in 1994. The decrease in expenses in 1995 primarily relates to the decrease in interest expense due to the payoff of the Las Oficinas mortgage payable. Also, legal and refinancing expenses were incurred on the repossession of the Bank of San Pedro Office Building in June 1994.

During the nine months ended September 30, 1995, the Partnership recorded an increase in cash and cash equivalents of $558,034 versus a decrease of $199,534 for the same period in 1994. The statement of cash flows included an increase in cash provided by investing activities of $905,002 due to the sale of the Las Oficinas note receivable on April 7, 1995 for $750,000 and the sale of the Bank of San Pedro Office Building in July 1995. The statement of cash flows included an increase in cash used in financing activities of $149,859, primarily due to a principal prepayment of $750,000 on the note payable to a Southmark affiliate.

Should operations deteriorate and present resources not be adequate for current needs, the Partnership has no outside lines of credit on which to draw for its working capital needs. Neither the General Partner and its affiliates nor JKD and OS have any obligation to provide financial support to the Partnership. Accordingly, continued operation of the Partnership is dependent on the Partnership being able to generate cash from operations or sale of its remaining operating properties or negotiated reductions in requirements related to outstanding debt obligations.

Washington Towne Apartments - Atlanta, Georgia
- ----------------------------------------------

Average occupancy for the nine months ended September 30, 1995 was 94% versus 98% for the same period in 1994.

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

Glasshouse Square - San Diego, California
- -----------------------------------------

Average occupancy for the nine months ended September 30, 1995 was 82% versus 67% for the same period in 1994.

Management does not believe that the County of San Diego will take further action regarding the alleged leaking of petroleum products from underground storage tanks on the Garcia's Tract and part of Glasshouse Square parking lot. Therefore, this situation should not have a material effect on the Partnership.

Bank of San Pedro Office Building - Long Beach, California
- ----------------------------------------------------------

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

                          PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a)       Exhibits.

          Exhibit
          Number    Description
          ------    -----------
          3.1       Limited Partnership Agreement (Incorporated by reference to
                    Registration Statement No. 2-74914 on Form S-11 filed by
                    Registrant).

          3.2i Articles of Incorporation of Washington Towne, Inc. executed on August 9, 1995.

          3.2ii     Washington Towne, Inc. Bylaws

          3.3i      Articles of Organization of Washington Towne Apartments,
                    L.L.C. executed on August 9, 1995.

          3.3ii     Operating Agreement of Washington Towne Apartments, L.L.C.
                    entered into and effective August 9, 1995, by and between Washington Towne, Inc., a Georgia corporation and University
                    Real Estate Partnership V, a California limited partnership.

          10.1      Promissory Note dated September 13, 1995 by and between
                    Washington Towne Apartments, L.L.C. and First Union National
                    Bank of North Carolina for the principal amount of $1,750,000.

          10.2      Deed to Secure Debt and Security Agreement dated September
                    13, 1995 by and between Washington Towne Apartments, L.L.C.
                    and First Union National Bank of North Carolina.

          10.3 Assignment of Leases and Rents dated September 13, 1995, by and between Washington Towne Apartments, L.L.C. and First
                    Union National Bank of North Carolina.

          Exhibit
          Number    Description
          ------    -----------
          10.4      Indemnity and Guaranty Agreement dated September 13, 1995 by and between University Real Estate Partnership V and First
                    Union National Bank.

          11.1      Statement regarding computation of Net Loss per Limited
                    Partnership Unit: Net Loss per Limited Partnership Unit is computed by dividing net loss allocated to the Limited
                    Partners by the number of Limited Partnership Units outstanding. Per unit information has been computed based on 20,452 Limited Partnership Units outstanding in 1994 and
                    1993.

(b) Reports on Form 8-K. A report on form 8-K dated July 18, 1995 was filed during the quarter ended September 30, 1995, and relating to
          Item 4 (Changes in Registrant's Certifying Accountant) of such forms, was filed during the current quarter. (Incorporated by reference to Form 8-K -Current Report for the period ended September 30, 1995 as filed with the Securities and Exchange Commission on July 20, 1995.)

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



                                  UNIVERSITY REAL ESTATE PARTNERSHIP V

                                  By: UNIVERSITY ADVISORY COMPANY
                                      General Partner

                                  By: SOUTHMARK INVESTORS, INC.
                                      a General Partner



                                  By: /s/ Glen Adams
___________________________          ----------------------------------
            Date                     Glen Adams, President
                                     Southmark Investors, Inc.



                                  By: /s/ Charles B. Brewer
___________________________          ----------------------------------
            Date                     Charles B. Brewer, Executive Vice
                                     President and Principal Financial
                                     Officer Southmark Investors, Inc.