Form 10-K
period 1995-12-31
UNIVERSITY REAL ESTATE PARTNERSHIP V
filed 1996-07-18
CIK 311173

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 1995
                           ---------------------------------------------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________________

Commission file number 0-8914
                       ------------

                     UNIVERSITY REAL ESTATE PARTNERSHIP V
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 California                         95-3240567
- ------------------------------------------------------------------------------
       (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)          Identification No.)

               2001 Ross Avenue, Suite 4600, Dallas, Texas 75201
- ------------------------------------------------------------------------------
            (Address of principal executive offices)      (Zip code)

             200 Crescent Court, Suite 1300, Dallas, Texas  75201
- ------------------------------------------------------------------------------
                 (Former address, if changed since last report)

Registrant's telephone number, including area code   (214) 740-2209
                                                   ----------------

Securities registered pursuant to Section 12(b) of the Act:  Not applicable

Securities registered pursuant to Section 12 (g) of the Act:
Limited Partnership Units

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      No  X
    --      --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

All of the registrant's 34,353 Limited Partnership Units are held by non-affiliates of the registrant. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for Limited Partnership Units.

Documents Incorporated by Reference:  None

Exhibit Index:  See Page 17

                               TOTAL OF 53 PAGES

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

                      INDEX TO ANNUAL REPORT ON FORM 10-K


Item No.                                                     Page
- --------                                                     ----

PART I

 1            Business.....................................     3

 2            Properties...................................     6

 3            Legal Proceedings............................     8

 4            Submission of Matters to a Vote of Security
              Holders......................................     8


PART II

 5            Market for Registrant's Units of Limited
              Partnership and Related Security Holder
              Matters......................................     9

 6            Selected Financial Data......................    10

 7            Management's Discussion and Analysis of
              Financial Condition and Results of Operations    11

 8            Consolidated Financial Statements and            14
              Supplementary Data...........................


 9            Changes in and Disagreements with
              Accountants on Accounting and Financial
              Disclosure...................................    15


PART III

10            Directors and Executive Officers of the
              Registrant...................................    15

11            Executive Compensation.......................    16

12            Security Ownership of Certain Beneficial
              Owners and Management........................    16

13            Certain Relationships and Related
              Transactions.................................    16

PART IV

14            Exhibits, Consolidated Financial Statement
              Schedules and Reports on Form 8-K............    17


                                     PART I

ITEM 1.  BUSINESS
- -------  --------

ORGANIZATION
- ------------

University Real Estate Partnership V (the "Partnership" or "Registrant") was organized on August 12, 1977, as a limited partnership under the provisions of the California Uniform Limited Partnership Act. The general partner of the Partnership is University Advisory Company ("UAC" or the "General Partner"), a California general partnership. Southmark Commercial Management, Inc. ("SCM"), and Southmark Investors, Inc. ("SII"), both wholly-owned subsidiaries of Southmark Corporation ("Southmark"), are the two general partners of UAC. The principal place of business for the General Partner is 2711 LBJ Freeway, Suite 950, Dallas, Texas 75234.

On January 6, 1978, a Registration Statement on Form S-11 was declared effective by the Securities and Exchange Commission pursuant to which the Partnership offered for sale an aggregate of $25,000,000 Income and Growth/Shelter Limited Partnership Units. The Limited Partnership Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Limited Partnership Units closed on July 13, 1978, with 34,800 Limited Partnership Units sold at $500 each for gross proceeds of $17,400,000. Of the Limited Partnership Units sold, 347 have subsequently been repurchased by the Partnership. Of the 34,353 Limited Partnership Units currently outstanding, 17,733 are Income Units and 16,620 are Growth/Shelter Units.

On March 9, 1993, Southmark and several of its affiliates (including the General Partner) entered into an Asset Purchase Agreement with SHL Acquisition Corp. III, a Texas corporation, and its permitted assigns (collectively "SHL") to sell various general and limited partnership interests owned by Southmark and its affiliates, including the general partnership interest of the Partnership. On December 16, 1993, Southmark and SHL executed the Second Amendment to Asset Purchase Agreement whereby SHL acquired an option to purchase the general partnership interest of the Partnership, rather than purchase the partnership interest itself. On the same date, SHL assigned its rights under the amended Asset Purchase Agreement to Hampton Realty Partners, L.P., a Texas limited partnership ("Hampton") and Hampton and Southmark affiliates also entered into an Option Agreement whereby Hampton acquired the right to purchase the option assets, including the general partnership interest of the Partnership, subject to the approval of the limited partners. On April 20, 1994, Insignia Financial Group, Inc., a Delaware corporation, and certain of its affiliates (collectively "Insignia") entered into an Option Purchase Agreement with Hampton to acquire Hampton's rights to solicit proxies from the Limited Partners seeking their consent to Hampton becoming the general partner of the Partnership. On August 8, 1994, the Insignia contract was terminated. On December 30, 1994, Hampton entered into an Assignment and Assumption of Option Agreement with JKD Financial Management, Inc. ("JKD"), a Texas corporation, whereby, among other things, JKD obtained the right to acquire Hampton's rights to proxy into the Partnership subject to approval of the Limited Partners. As of the date hereof, JKD has not exercised that right.

Effective as of December 14, 1992, the Partnership entered into a Portfolio Services Agreement and a Property Management Agreement with Hampton UREF Management, Ltd. ("Hampton UREF"), Texas limited partnership, pursuant to which Hampton UREF began providing management for the Partnership's properties and certain other portfolio services. The operations of the Partnership's properties were managed by Hampton Management, Inc. (formerly SHL Management, Inc.) through a subcontract agreement with Hampton UREF. From April 20, 1994 to August 8, 1994, the Partnership and its properties were managed by Insignia pursuant to a Property Management Subcontract Agreement with Hampton UREF. As of August 8, 1994, the properties only were managed by an affiliate of Insignia under a Property Management Agreement directly with the Partnership.

As of December 30, 1994, Hampton UREF entered into an Assignment and Assumption of Portfolio Services Agreement with JKD pursuant to which JKD oversees the management of the Partnership.

On January 29, 1996, SCM and SII entered into a purchase agreement to sell their partnership interests in UAC to OS Holdings, Inc. ("OS"), a Texas corporation, and JKD, respectively. The transfer documents were executed January 31, 1996, and placed into escrow. The transfer would not be effective until certain conditions precedent were satisfied and, if the conditions precedent were not satisfied by April 29, 1996, the transfer documents would be returned to SCM and SII and the transfer would not occur. On April 29, 1996 the purchase agreement was amended to facilitate the substitution of OS General Partner Company ("OSGPC"), a Texas corporation, for JKD and to extend the escrow period through June 30, 1996. On June 25, 1996 a Second Amendment of Escrow Agreement was entered into to extend the escrow period through August 31, 1996.

CURRENT OPERATIONS
- ------------------

General:

The Partnership's primary business is to own, operate and ultimately dispose of its portfolio of income-producing real properties for the benefit of its partners. The Partnership has liquidated many of its properties and is currently operating two income-producing properties, Glasshouse Square, and through its investment in Washington Towne Apartments, LLC, Washington Towne Apartments. In the course of liquidating certain of its properties, the Partnership has taken partial consideration in the form of notes receivable. Currently, a part of the Partnership's cash collections and revenue relates to one remaining note receivable.

Glasshouse Square Environmental Issue:

During 1993, it was determined in a Phase II Environmental Audit that the soils and groundwater in the Garcia's Tract and possibly part of the Glasshouse Square parking lot, located in the Northeastern most corner of Glasshouse Square property, contain elevated levels of certain petroleum products. During 1994 and 1995, the Partnership worked with counsel and environmental engineers in connection with further investigation of the alleged leaking of petroleum products from underground storage tanks and with San Diego County officials to determine the necessary level of clean-up. The Partnership also obtained a health risk assessment to ensure that the gasoline constituents beneath the Garcia's Tract are not emitting harmful vapors inside the building. The health assessment was returned "non detect" meaning no such harmful vapors were detected. In 1996, additional testing was conducted by the environmental engineers who determined there was no "free product" at the portions of the site that were tested and, also, no human health risk exists at this time.
Management does not believe that the County of San Diego will take further action. Therefore, this situation should not have a material effect on the Partnership.

Business Plan:

The business of the Partnership is not seasonal. The Partnership's anticipated plan of operation for 1996 is to preserve or increase gross revenue whenever possible and to maintain or decrease property operating expenditures whenever possible, while at the same time making whatever capital expenditures are reasonable under the circumstances in order to preserve and enhance the value of its properties. Whenever the General Partner deems it in the Partnership's best interest, the Partnership will sell its properties and will service any note receivable secured by the properties. In addition, if long-term financing for the Partnership properties becomes available under favorable terms, the Partnership may refinance its properties. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

From December 14, 1992 through April 20, 1994, Hampton UREF and its affiliates managed the day-to-day operations of the Partnership and its properties under terms of Property Management and Portfolio Services Agreements. From April 20, 1994 through December 31, 1994, the Partnership's properties were managed by Insignia or an affiliate, first pursuant to a Property Management Subcontract Agreement with Hampton UREF and then a Property Management Agreement with the Partnership itself. On December 30, 1994, Hampton UREF entered into an Assignment and Assumption of Portfolio Services Subcontract Agreement with JKD.

Competitive Conditions:

Since the principal business of the Partnership is to own and operate real estate, the Partnership is subject to all of the risks incidental to ownership of real estate and interests therein, many of which relate to the illiquidity of this type of investment. These risks include changes in general or local economic conditions, changes in supply or demand for competing properties in an area, changes in interest rates and availability of permanent mortgage funds which may render the sale or refinancing of a property difficult or unattractive, changes in real estate and zoning laws, increases in real property tax rates and federal or local economic or rent controls. The illiquidity of real estate investments generally impairs the ability of the Partnership to respond promptly to changes in these circumstances. The Partnership competes with numerous established companies, private investors (including foreign investors), real estate investment trusts, limited partnerships and other entities (many of which have greater resources than the Partnership and broader experience than the General Partner) in connection with the acquisition, sale, financing and leasing of properties.

It appears that the Partnership's original schedule for meeting its objectives of, among other things, preservation of capital, current cash distributions and capital gains through potential appreciation of Partnership property is unlikely to be achieved. The Partnership has not been able to liquidate its property within the originally expected time frame of from five to ten years after its acquisition (i.e. between 1983 and 1988). The General Partner now expects to hold the Partnership's real estate investments until such time as the performance of the Partnership's investment improves and permits the Partnership to achieve its capital preservation and capital gains objectives. There can be no assurance, however, that the property's value will increase over an extended holding period.

SOUTHMARK BANKRUPTCY
- --------------------

On July 14, 1989, Southmark filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Neither the Partnership nor its General Partner were included in the filing. Southmark's reorganization plan became effective August 10, 1990. Under the plan, most of Southmark's assets, which include Southmark's interests in the General Partner, are being sold or liquidated for the benefit of creditors.

Because neither the Partnership nor the General Partner were included in the Southmark bankruptcy proceedings, there has been no direct effect on the Partnership's operations during the bankruptcy period or resulting from confirmation of the plan. Ultimate decision-making authority with respect to the operations of the Partnership remains with the General Partner until such time as the Limited Partners approve a substitute general partner.

SALE OF GENERAL PARTNER INTEREST
- --------------------------------

As a result of Southmark's bankruptcy and its plan to liquidate all of its assets, the General Partner concluded that it was in the best interest of the Partnership to seek, as its qualified replacement as general partner, an entity which intends to remain involved in the management of real estate and real estate limited partnerships.

On March 9, 1993, Southmark and several of its affiliates (including the General Partner) entered into an Asset Purchase Agreement with SHL to sell various general and limited partnership interests owned by Southmark and its affiliates, including the general partnership interest of the Partnership. On December 16, 1993, Southmark and SHL executed the Second Amendment to Asset Purchase Agreement whereby SHL acquired an option to purchase the general partnership interest of the Partnership, rather than purchase the partnership interest itself. On the same date, SHL assigned its rights under the amended Asset Purchase Agreement to Hampton and Hampton and Southmark affiliates also entered into an Option Agreement whereby Hampton acquired the right to purchase the option assets, including the general partnership interest of the Partnership subject to the approval of the Limited Partners. On April 20, 1994, Insignia entered into an Option Purchase Agreement with Hampton to acquire Hampton's rights to solicit proxies from the Limited Partners seeking their consent to Hampton becoming the general partner of the Partnership. On August 8, 1994, the Insignia contract was terminated. On December 30, 1994, Hampton entered into an Assignment and Assumption of Option Agreement with JKD, whereby, among other things, JKD obtained the right to acquire Hampton's rights to proxy into the Partnership subject to the approval of the Limited Partners. As of the date hereof, JKD has not exercised that right.

Effective as of December 14, 1992, the Partnership entered into a Portfolio Services Agreement and a Property Management Agreement with Hampton UREF pursuant to which Hampton UREF began providing management for the Partnership's properties and certain other portfolio services. The operations of the Partnership's properties were managed by Hampton Management, Inc. (formerly SHL Management, Inc.) through a subcontract agreement with Hampton UREF. From April 20, 1994 to August 8, 1994, the Partnership and its properties were managed by Insignia pursuant to a Property Management Subcontract Agreement with Hampton UREF. As of August 8, 1994, the properties were managed by an affiliate of Insignia under a Property Management Agreement directly with the Partnership.

As of December 30, 1994, Hampton UREF entered into an Assignment and Assumption of Portfolio Services Agreement with JKD pursuant to which JKD oversees the management of the Partnership.

On January 29, 1996, SCM and SII entered into a purchase agreement to sell their partnership interests in UAC to OS and JKD, respectively. The transfer documents were executed January 31, 1996, and placed into escrow. The transfer would not be effective until certain conditions precedent were satisfied and, if the conditions precedent were not satisfied by April 29, 1996, the transfer documents would be returned to SCM and SII and the transfer would not occur. On April 29, 1996 the purchase agreement was amended to facilitate the substitution of OSGPC for JKD and to extend the escrow period through June 30, 1996. On June 25, 1996 a Second Amendment of Escrow Agreement was entered into to extend the escrow period through August 31, 1996.

ITEM 2.  PROPERTIES
- -------  ----------

Description of Real Estate:

The following table sets forth the investment portfolio of the Partnership at December 31, 1995. It is the opinion of management that both properties are adequately covered by insurance. The property taxes for Washington Towne Apartments and Glasshouse Square Shopping Center totaled $39,240 and $93,897, respectively, in 1995. The mortgage notes payable totaled $10,674,931 at December 31, 1995 for Washington Towne Apartments and Glasshouse Square Shopping Center. A full detail of each mortgage is described in Item 8 - "Note 7 - Mortgage Notes Payable".


                                               Gross
                                             Book Value   Occupancy      Date
Property                      Description   of Property      Rate      Acquired
- ---------------------------  -------------  ------------  ----------  ----------

Glasshouse Square            Shopping
                             Center
  San Diego, California      92,839 sq.      $16,894,110      82%     December
                             ft.                                      1978

Washington Towne
  Apartments                 Apartments
  Atlanta, Georgia           148 units         2,290,310      94%     July 1991
                                            ------------

                                             $19,184,420
                                            ============

Glasshouse Square
- -----------------

The Glasshouse Square Shopping Center, along with the Garcia's Tract, are currently owned by the Partnership subject to a first and second lien deeds of trust as set forth more fully in Item 8 - "Note 7 - Mortgage Notes Payable". The section of land commonly referred to as the Garcia's Tract, located in the Northeastern most corner of the Glasshouse Square property, was leased to the Partnership through September 1993. The Partnership purchased a 50% undivided interest in the Garcia's Tract on April 14, 1989, and purchased the remaining 50% undivided interest from the Stallard Family Trust on September 16, 1993.

At December 31, 1995, the mortgages payable for Glasshouse Square had unpaid principal amounts of $7,435,834 and $1,492,431 both of which are due December 2000 (see Item 8 - "Note 7 - Mortgage Notes Payable").

On January 17, 1995, the lender filed a notice of default in San Diego County related to the Glasshouse Square mortgages payable. On March 27, 1995, the mortgages were modified and a forbearance agreement was executed whereby the lender agreed to discontinue foreclosure proceedings. Additionally, on March 27, 1995, the Partnership obtained from this same lender a $400,000 line of credit due in December 2000 (see Item 8 - "Note 7 - Mortgage Notes Payable").

During 1993, it was determined in a Phase II Environmental Audit that the soils and groundwater in the Garcia's Tract and possibly part of the Glasshouse Square parking lot, located in the Northeastern most corner of Glasshouse Square property, contain elevated levels of certain petroleum products. In 1994 and 1995, the Partnership worked with counsel and environmental engineers in connection with further investigation of the alleged leaking of petroleum products from underground storage tanks and with San Diego County officials to determine the necessary level of clean-up. The Partnership also obtained a health risk assessment to ensure that the gasoline constituents beneath the Garcia's Tract are not emitting harmful vapors inside the building. The health assessment was returned "non detect" meaning no such harmful vapors were detected. In 1996, additional testing was conducted by the environmental engineers who determined there was no "free product" at the portions of the site that were tested and, also, no human health risk exists at this time.
Management does not believe that the County of San Diego will take further action. Therefore, this situation should not have a material effect on the Partnership.


Washington Towne Apartments
- ---------------------------

The mortgage payable for Washington Towne Apartments, LLC had unpaid principal amount of $1,746,666 at December 31, 1995. In September 1995, the Partnership obtained a mortgage loan payable in the amount of $1,750,000 from a new lender. In order to preserve the Partnership's ownership interest in the Washington Towne Apartments and in order to satisfy the new lender's structural requirements with respect to the refinancing of the mortgage note payable, the Partnership contributed the property on September 13, 1995 to an affiliated entity, Washington Towne Apartments, LLC, a Georgia limited liability company. The Partnership is the owner of all the capital stock of Washington Towne, Inc. The Partnership is the 99% member and Washington Towne, Inc. is the 1% managing member of Washington Towne Apartments, LLC. Therefore, the Partnership effectively retained a 100% interest in the property. In connection with the contribution of the property to Washington Towne Apartments, LLC, the lender provided sufficient funds to satisfy the matured loan obligation and to provide for certain property improvements. Property improvements have been completed prior to the end of the first quarter 1996 and have significantly enhanced the value of the property (see Item 8 - "Note 7 - Mortgage Notes Payable").

Operating Data:

Occupancy Rates for the Years 1991-1995

- -----------------------------------------------------
                     1991   1992   1993   1994   1995
- -----------------------------------------------------
Glasshouse Square      90%    73%    74%    75%    82%
- -----------------------------------------------------
Washington Towne       77%    82%    98%    98%    94%
- -----------------------------------------------------

The following table shows tenants in Glasshouse Square occupying ten percent or more of the rentable square footage and their lease provisions:

- -------------------------------------------------------------------------------
                                Nature of     Rent Per      Lease        Lease
          Tenant                Business        Annum     Expiration    Renewal
                                                                        Options
- --------------------------------------------------------------------------------
Showbiz Pizza                Family Pizza      $161,304       4/18/03   Two - 5
                             Restaurant                                  year
                                                                        options
- --------------------------------------------------------------------------------
Silo California              Appliances,       $224,268     Tenant      Three -
                             Electronics,                 defaulted     5 year
                             Computer Retail              See Item 3    options

- --------------------------------------------------------------------------------
UA Theater                   Movie Theater     $254,400       7/31/01  Four - 5
                                                                         year
                                                                        options
- --------------------------------------------------------------------------------
Blockbuster Music            Electronics,      $187,380       9/30/04   Three -
                             Audio and                                  5 year
                             Video Software                             options
- --------------------------------------------------------------------------------

During 1995, Silo California, a major tenant at Glasshouse Square, ceased retail operations. Litigation has been filed by the Partnership. See Item 3 - "Legal Proceedings".

The following is a table of scheduled lease expirations:

- -----------------------------------------------------------------------------------------------------
                                  GLASSHOUSE SQUARE SHOPPING CENTER
                                    SCHEDULE OF LEASE EXPIRATIONS
                                            As of 12/31/95
- -----------------------------------------------------------------------------------------------------
                                              Number of        Square                     % of Gross
                  Year                    Lease Expirations   Footage    Annual Rental  Annual Rental
- -----------------------------------------------------------------------------------------------------
                  1996                                    0           0    $         0           0.00%
- -----------------------------------------------------------------------------------------------------
                  1997                                    0           0    $         0           0.00%
- -----------------------------------------------------------------------------------------------------
                  1998                                    1       5,579    $    56,906           6.13%
- -----------------------------------------------------------------------------------------------------
                  1999                                    0           0    $         0           0.00%
- -----------------------------------------------------------------------------------------------------
                  2000                                    0           0    $         0           0.00%
- -----------------------------------------------------------------------------------------------------
                  2001                                    1      21,295    $   254,400          27.42%
- -----------------------------------------------------------------------------------------------------
                  2002                                    1       1,200    $    35,458           3.82%
- -----------------------------------------------------------------------------------------------------
                  2003                                    1      11,523    $   161,304          17.39%
- -----------------------------------------------------------------------------------------------------
                  2004                                    1      10,414    $   187,380          20.20%
- -----------------------------------------------------------------------------------------------------
                  2005                                    0           0    $         0           0.00%
- -----------------------------------------------------------------------------------------------------

The following table sets forth information regarding depreciation on each of the Partnership's properties:

- --------------------------------------------------------------------------------------
                                                 Land       Building     Improvements
- --------------------------------------------------------------------------------------
Glasshouse Square
- --------------------------------------------------------------------------------------
   Tax Basis                                  $4,731,102    $10,508,167     $4,040,879
- --------------------------------------------------------------------------------------
   Average Depreciable                           N/A         30 YRS        3-25 YRS
   Life
- --------------------------------------------------------------------------------------
   Method                                        N/A           SL             SL
- --------------------------------------------------------------------------------------
 Washington Towne
 Apartments
- --------------------------------------------------------------------------------------
   Tax Basis                                  $  592,879    $ 1,289,202     $  390,049
- --------------------------------------------------------------------------------------
   Average Depreciable                           N/A         25 YRS        3-10 YRS
   Life
- --------------------------------------------------------------------------------------
   Method                                        N/A           SL             SL
- --------------------------------------------------------------------------------------

ITEM 3. LEGAL PROCEEDINGS
        -----------------

The Partnership filed a lawsuit styled University Real Estate Partnership V v.
                                       ---------------------------------------
Silo California, Inc. No. 692441 (Superior Court of the State of California) to
- ---------------------
recover possession of leased premises and damages related to breach of a lease at Glasshouse Square Shopping Center. The Partnership obtained an unlawful detainer judgment against the defendant on October 25, 1995, in the amount of $41,757.

The Partnership filed a claim against Silo California, Inc. on February 9, 1996, in a bankruptcy proceeding entitled In re: Silo California, Inc., a California
                                    -------------------------------------------
corporation, No. 95-1581 (U.S. Bankruptcy Court, District of Delaware), to
- -----------
recover on the $41,757 unlawful detainer judgment. A second claim in the amount of $312,992 for additional damages related to breach of the lease was filed on February 20, 1996 against Silo California, Inc. and an identical $312,992 claim was filed against Silo Holdings, Inc. in In re: Silo Holdings, Inc., No. 95-
                                         --------------------------
1578 (U.S. Bankruptcy Court, District of Delaware) on February 20, 1996. All three claims are still pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------- ---------------------------------------------------

None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND RELATED
- ------- --------------------------------------------------------------------
        SECURITY HOLDER MATTERS
        -----------------------

(A) There is no established public trading market for Limited Partnership Units, nor is one expected to develop.

(B)         Title of Class        Number of Record Unit Holders
       -------------------------  -----------------------------

       Limited Partnership Units  1,532 as of March 31, 1996

       Income Units               861 as of March 31, 1996
       Growth/Shelter Units       941 as of March 31, 1996

(C) Cash distributions from the Partnership were suspended in 1992 and the Partnership is continuing to experience negative cash flows from operations as of December 31, 1995. Cash distributions from operations totaled $265,463 to the Income Unit Holders, $475,684 to the Growth/Shelter Unit Holders and $64,447 to the General Partner in 1991. Cumulative distributions through December 31, 1995, were $15,812,536, $1,786,307, and $590,957 to the Income, Growth/Shelter, and General Partners, respectively. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussion of distributions and likelihood of the reinstatement of distributions.

ITEM 6.    SELECTED FINANCIAL DATA
- ---------  -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's consolidated financial statements and notes thereto appearing in Item 8.


Consolidated Statements                          Year Ended December 31,
- -----------------------                        ---------------------------
Of Operations                        1995          1994           1993          1992          1991
- -------------                    ------------  -------------  ------------  ------------  -------------

Rental income..................  $ 2,329,859    $ 2,484,310   $ 1,946,723   $ 1,911,999    $ 1,875,562
Interest income................      150,809        212,896       876,840       915,414      1,107,400
Other income...................       44,345              -             -             -              -
Expenses (before
  provision)...................   (3,477,628)    (3,792,909)   (3,232,592)   (3,442,298)    (2,914,672)
Loss on sale of note
  receivable...................            -       (350,000)            -             -              -
Loss on modification of
  note receivable..............            -       (530,695)            -             -              -
Provision for loss on
  note receivable..............     (100,000)             -             -      (270,000)             -
Loss on sale of repossessed
  real estate..................     (121,518)             -             -             -              -
Recognition of
  deferred gains...............            -              -             -             -              -
Income (loss) before
  extraordinary items..........   (1,174,133)    (1,976,398)     (409,029)     (884,885)        68,290
Extraordinary item.............       75,000              -             -             -        481,816
                                 -----------    -----------   -----------   -----------    -----------
Net income (loss)..............  $(1,099,133)   $(1,976,398)  $  (409,029)  $  (884,885)   $   550,106
                                 ===========    ===========   ===========   ===========    ===========

Net income (loss) per Limited
  Partnership Unit:
  Income (loss) before
    extraordinary items........  $    (33.84)       $(56.79)      $(11.75)      $(25.43)   $      1.96
  Extraordinary item...........         2.16              -             -             -          13.84
                                 -----------    -----------   -----------   -----------    -----------
  Net income (loss)............  $    (31.68)       $(56.79)      $(11.75)      $(25.43)   $     15.80
                                 ===========    ===========   ===========   ===========    ===========

Distributions per
  Limited Partnership
  Unit:

  Income Partners..............  $         -    $         -   $         -   $         -    $     14.97
  Growth/Shelter
    Partners...................  $         -    $         -   $         -   $         -    $     28.45

Consolidated Balance                               As of December 31,
- --------------------             ---------------------------------------------------------------------
Sheets                               1995           1994          1993          1992           1991
- ------                           -----------    -----------   -----------   -----------    -----------

Real estate, net...............  $11,673,695    $11,799,899   $12,144,308   $10,646,914    $10,758,235
Notes receivable, net..........      250,000        750,000     4,319,022     4,319,022      4,589,022
Total assets...................   13,416,272     14,666,336    17,469,314    17,172,610     18,171,320
Mortgage notes payable.........   10,674,931      9,453,587    11,778,476    11,052,490     11,251,866
Partners' equity...............    1,801,295      2,900,428     4,876,826     5,285,855      6,170,740

Net income (loss) per Limited Partnership Unit is computed by dividing net income (loss) allocated to the Limited Partners by the weighted average number of Limited Partnership Units outstanding during the year. Per unit information has been computed based on 34,353 Limited Partnership Units outstanding in 1995 and 34,453 Limited Partnership Units outstanding in 1994, 1993, 1992, and 1991.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- -------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

FINANCIAL CONDITION
- -------------------

The Partnership was formed in 1977 to acquire, operate and ultimately dispose of a diversified portfolio of income-producing real property. Five of the Partnership's properties were sold and a sixth was deeded to the lender in cancellation of indebtedness in 1985, a seventh property was sold in 1986, and another in 1987. The Partnership received partial consideration from the sale of certain properties in the form of notes receivable. The Partnership held one note receivable (secured by the Bank of San Pedro Office Building) and operated two income-producing properties as of December 31, 1995.

In March 1994, the borrower on the Bank of San Pedro note receivable defaulted on the note and the Partnership began to contemplate foreclosure proceedings. In June 1994, the borrower signed over the deed in lieu of foreclosure on the property as a result of a Settlement Agreement. On July 20, 1995, the Partnership sold the Bank of San Pedro Office Building (see Item 8 - "Note 5 - Repossessed Real Estate Held for Resale").

In September 1994, the Las Oficinas note receivable and the underlying wrap mortgage payable matured. Commitment letters were executed in 1994 modifying the note receivable principal balance and terms as well as transferring the entire underlying debt balance to the borrower on the note receivable. On February 27, 1995, this contract was executed and the Partnership was released from all liability. On April 7, 1995, the modified note receivable was sold to a third party (see Item 8 - "Note 6 - Notes Receivable" and "Note 7 - Mortgage Notes Payable").

RESULTS OF OPERATIONS
- ---------------------

Revenues:

Rental income was $2,329,859 in 1995 as compared to $2,484,310 and $1,946,723 in
1994 and 1993, respectively.   The decrease in 1995 as compared to 1994 is due
to the sale of the Bank of San Pedro Office Building on July 20, 1995. The increase in 1994 as compared to 1993 is primarily a result of revenues earned from the Bank of San Pedro Office Building in 1994. This property was repossessed on June 20, 1994 by the Partnership (see Item 8 - "Note 5 - Repossessed Real Estate Held for Resale").

Of the total revenues recorded by the Partnership, the amount attributable to rental income from Glasshouse Square Shopping Center was 36% in 1995, 39% in 1994, and 44% in 1993. Of the 36% of revenues attributable to Glasshouse Square Shopping Center, 91% was contributed by four tenants.

Interest income decreased to $150,809 in 1995 from $212,896 and $876,840 in 1994 and 1993, respectively. The decrease of $62,087 in 1995 as compared to 1994 is primarily due to the sale of the Las Oficinas note receivable on April 7, 1995. The $663,944 decrease in 1994 is the result of the borrower on the Bank of San Pedro Office Building note receivable ceasing to make regularly scheduled debt payments. Additionally, the Las Oficinas note receivable was modified (see Item 8 - "Note 6 - Notes Receivable"). Interest earned on the Bank of San Pedro note receivable was approximately 17% in 1993 and 1992 of the total rental and interest income for the Partnership. No interest was earned by the Partnership on this note in 1994 due to the fact that the borrower ceased making regularly scheduled debt payments constituting an event of default on the note receivable held by the Partnership (see Item 8 - "Note 5 - Repossessed Real Estate Held for Resale"). Of the total revenues recorded by the Partnership, the amount attributable to rental income from the Bank of San Pedro Office Building was 11% for the six months in 1994 that the Partnership owned the property.

Other income was $44,345 in 1995 and related to property tax refunds from prior years on the Bank of San Pedro Office Building.

Expenses:

Interest expense was $1,096,581 in 1995 as compared to $1,335,552 and $1,075,525 in 1994 and 1993, respectively. The $238,971 decrease in 1995 as compared to 1994, is the result of the transfer of the Las Oficinas underlying debt balance to the borrower on the note receivable (see Item 8 - "Note 6 - Notes Receivable").

Approximately $89,000 of the decrease is due to the sale of the Bank of San Pedro Office Building on July 20, 1995. The approximate $260,000 increase in 1994 as compared to 1993 is due to a combination of finance costs and extension fees related to the refinance of the mortgage payable and the extension of the new promissory note payable on the Bank of San Pedro Office Building (see Item 8 -"Note 7 - Mortgage Notes Payable" and "Note 2 -Transactions with Affiliates").

Depreciation and amortization expense was $488,347 in 1995 as compared to $464,185 and $472,729 in 1994 and 1993, respectively. Property taxes were $138,106 in 1995 as compared to $205,576 and $116,811 in 1994 and 1993, respectively. The decrease of $67,470 in 1995 as compared to 1994 is primarily the result of the sale of the Bank of San Pedro Office Building on July 20, 1995. The approximate $89,000 increase in property taxes in 1994 as compared to 1993, is due to the repossession by the Partnership of the Bank of San Pedro Office Building in June 1994 and the purchase of the remaining 50% undivided interest in the land lease for Glasshouse Square in September 1993.

Other property operating expenses, the provisions for doubtful accounts, and property management fees were $1,249,227 in 1995 as compared to $1,260,566 and $998,029 in 1994 and 1993, respectively. The $262,537 increase in 1994 as compared to 1993 is due to the repossession of the Bank of San Pedro Office Building in June 1994.

General and administrative expenses were $262,148 in 1995 as compared to $260,640 and $270,912 in 1994 and 1993, respectively. The decrease in 1994 as compared to 1993 was primarily due to costs incurred in 1993 related to the extension of the Bank of San Pedro mortgage note and the modification of the Washington Towne mortgage.

General and administrative expenses - affiliates were $243,219 in 1995 as compared to $266,390 and $298,586 1994 and in 1993, respectively. The decreases in 1995 and 1994 as compared to 1993 are primarily due to a decrease in the Partnership's Tangible Asset Value. The Partnership's Tangible Asset Value of the Partnership's real properties is determined by applying a capitalization rate of 10% to annualize the net operating income of each real property, plus the book value of all other tangible assets. See Item 8 - "Note 2 - Transactions with Affiliates".

The Partnership incurred a loss of $530,695 related to the modification of the Las Oficinas note receivable and the transfer of the underlying mortgage debt to the borrower on the note receivable (see Item 8 - "Note 6 - Notes Receivable" and "Note 7 - Mortgage Notes Payable"). The modification of the note receivable occurred in December 1994 and the transfer of the underlying mortgage debt to the borrower occurred in February 1995.

The Partnership incurred an additional loss of $350,000 related to the sale of the Las Oficinas note receivable on April 7, 1995 for $750,000 (see Item 8 - "Note 6 - Notes Receivable").

On July 20, 1995, the Partnership incurred a loss of $46,518 on the sale of the Bank of San Pedro Office Building. This amount consists of a loss of $121,518 on the sale and an extraordinary gain on debt forgiveness of $75,000 on the promissory note payable to Southmark (see Item 8 - "Note 2 - Transactions with Affiliates" and "Note 5 - Repossessed Real Estate Held for Resale").

The Partnership recorded at year end a $100,000 provision for loss to reduce the carrying value of the Bank of San Pedro Office Building note receivable to $250,000 after the purchaser defaulted on the note during the first quarter of 1996. Even though the default has been cured the provision for loss was recorded in the event of any future complications with the borrower.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

At December 31, 1995, the Partnership held cash and cash equivalents of $660,562 of which $17,990 was tenant security deposits. Cash and cash equivalents at the end of 1995 increased by $463,279 as compared to the balance held at December 31, 1994. Negative cash flows from operations in 1995 was ($9,905). Negative cash flows from financing activities in 1995 was ($215,558). Positive cash flows from investing activities in 1995 was $688,742.

Commitments for 1996 capital expenditures on Glasshouse Square or Washington Towne will be funded from current cash and projected cash flow.

The mortgage payable relating to the Bank of San Pedro matured in June 1992, and management was successful in obtaining an extension on the note payable to April 1, 1994. After the note matured in April 1994, the Partnership was not able to negotiate another extension or renewal of the first lien. In June 1994, Southmark paid off the first lien mortgage and held the first lien position on the property until the property was sold by the Partnership on July 20, 1995, at which time all unpaid principal due Southmark was paid (see Item 8 - "Note 5 - Repossessed Real Estate Held for Resale".

The mortgage payable on the Washington Towne Apartments matured in June 1995.
In September 1995, the Partnership obtained a mortgage loan payable in the amount of $1,750,000 from a new lender. In order to preserve the Partnership's ownership interest in the Washington Towne Apartments and in order to satisfy the new lender's structural requirements with respect to the refinancing of the mortgage note payable, the Partnership contributed the property on September 13, 1995 to an affiliated entity, Washington Towne Apartments, LLC, a Georgia limited liability company. The Partnership is the owner of all the capital stock of Washington Towne, Inc. The Partnership is the 99% member and Washington Towne, Inc. is the 1% managing member of Washington Towne Apartments, LLC. Therefore, the Partnership effectively retained a 100% interest in the property. In connection with the contribution of the property to Washington Towne Apartments, LLC, the lender provided sufficient funds to satisfy the matured loan obligation and to provide for certain property improvements. Property improvements have been completed prior to the end of the first quarter 1996 and have significantly enhanced the value of the property (see Note 7 - "Mortgage Notes Payable").

The mortgage payable on the Las Oficinas Office Building matured in September 1994. In October 1994, the Partnership executed a commitment letter with the lender and the new borrower whereby the Partnership would be released from all liabilities associated with the mortgage upon transfer of the mortgage payable directly to the new borrower. On February 27, 1995, this contract was executed and the Partnership was released from all liability.

With its present cash reserves and an outlook for positive cash flow from operating activities, the General Partner expects that the Partnership will have sufficient cash to meet its commitments. However, should present cash resources be insufficient for current needs, the Partnership has no non-restrictive existing lines of credit, and thus would require other sources of working capital, such as support from affiliates or sale of Partnership property. Neither the General Partner and its affiliates nor Hampton and its affiliates or assigns have any obligation to provide financial support to the Partnership and there is no assurance that the sale of any property can be timed to coincide with the Partnership's needs.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- -------  --------------------------------------------------------

                                                                      Page
                                                                     Number
                                                                     ------

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------

Consolidated Financial Statements:

  Independent Auditors' Report, December 31, 1995 and 1994............  F1

  Report of Independent Accountants, December 31, 1993 and 1992.......  F2

  Consolidated Balance Sheets at December 31, 1995 and 1994...........  F3

  Consolidated Statements of Operations for the Three Years Ended
     December 31, 1995................................................  F4

  Consolidated Statement of Partners' Equity (Deficit) for the Three
     Years Ended December 31, 1995....................................  F5

  Consolidated Statements of Cash Flows for the Three Years Ended
     December 31, 1995................................................  F6

  Notes to Consolidated Financial Statements..........................  F10

Consolidated Financial Statement Schedules:

  For the Three Years Ended December 31, 1995:

     Schedule VIII - Valuation and Qualifying Accounts................  F28

     Schedule X - Supplementary Statements of Operations
      Information.....................................................  F29

     Schedule XI - Real Estate Investments and Accumulated
      Depreciation and Amortization...................................  F30

     Schedule XII - Mortgage Loans on Real Estate.....................  F32


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Partners of
University Real Estate Partnership V:

We have audited the accompanying consolidated balance sheets of University Real Estate Partnership V as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of University Real Estate Partnership V as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                           /s/ Wallace Sanders & Company
                                               WALLACE SANDERS & COMPANY


Dallas, Texas
March 28, 1996

                                      F1

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



To the Partners of
University Real Estate Partnership V:

In our opinion, the accompanying statements of operations, of partners' equity and of cash flows for the year ended December 31, 1993 present fairly, in all material respects, the results of operations and cash flows of University Real Estate Partnership V for the year ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the financial statements of University Real Estate Partnership V for any period subsequent to December 31, 1993.


/s/ Price Waterhouse, LLP
PRICE WATERHOUSE, LLP


Dallas, Texas
August 4, 1994

                                      F2

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

                          CONSOLIDATED BALANCE SHEETS


                                                            December 31,
                                                     --------------------------
ASSETS                                                   1995          1994
- ------                                               ------------  ------------

Real estate investments (Notes 4 and 7)
    Land                                             $ 5,255,247   $ 5,255,247
    Buildings and improvements                        13,929,173    13,579,798
                                                     -----------   -----------
                                                      19,184,420    18,835,045

    Less:  Accumulated depreciation and
             amortization                             (7,510,725)   (7,035,146)
                                                     -----------   -----------
                                                      11,673,695    11,799,899
                                                     -----------   -----------

Note receivable, net (Note 6)                            250,000       750,000
                                                     -----------   -----------

Cash and cash equivalents (including $17,990
 and $21,695 for security deposits at December
 31, 1995 and 1994, respectively)                        660,562       197,283
Accounts receivable, net of allowance for
 doubtful accounts of $107,044 and $72,740
 at December 31, 1995 and 1994, respectively              54,916        84,929
Deferred borrowing costs, net of accumulated
 amortization of $83,280 and $65,895 at
 December 31, 1995 and 1994, respectively                262,796       128,547
Prepaid expenses and other assets                        514,303       283,287
Repossessed real estate held for resale (Note 5)               -     1,422,391
                                                     -----------   -----------
                                                     $13,416,272   $14,666,336
                                                     ===========   ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
- ------------------------------------------

Mortgage notes payable, net of discounts (Note 7)    $10,674,931   $ 9,453,587
Note payable to Southmark affiliate (Note 2)                   -     1,086,554
Accrued mortgage interest                                 86,568       253,110
Accrued property taxes                                    98,828       279,892
Accounts payable and accrued expenses                    156,500        85,951
Accounts payable, affiliates (Note 2)                          -        20,894
Subordinated real estate commissions (Note 2)            549,218       549,218
Security deposits                                         48,932        36,702
                                                     -----------   -----------
                                                      11,614,977    11,765,908
                                                     -----------   -----------

Partners' equity (deficit) (Notes 1 and 8):
    Limited Partners - 50,000 Units authorized;
    34,353 and 34,453 Units issued and
    outstanding at December 31, 1995 and 1994,
    respectively, (17,733 Income Units at
    December 31, 1995 and 1994 and 16,620 and
    16,720 Growth/Shelter Units at December 31,
    1995 and 1994, respectively)                       2,334,586     3,422,728
    General Partner                                     (533,291)     (522,300)
                                                     -----------   -----------
                                                       1,801,295     2,900,428
                                                     -----------   -----------
                                                     $13,416,272   $14,666,336
                                                     ===========   ===========

See accompanying notes to consolidated financial statements.

                                       F3

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                           For the Years Ended December 31,
                                        ---------------------------------------
                                            1995          1994         1993
                                        ------------  ------------  -----------
Revenues:
  Rental income                         $ 2,329,859   $ 2,484,310   $1,946,723
  Interest                                  150,809       212,896      876,840
  Other income                               44,345             -            -
                                        -----------   -----------   ----------

     Total revenues                       2,525,013     2,697,206    2,823,563
                                        -----------   -----------   ----------

Expenses:
 Interest                                 1,096,581     1,335,552    1,075,525
 Depreciation and amortization              488,347       464,185      472,729
 Property taxes                             138,106       205,576      116,811
 Other property operations                  933,138     1,023,960      843,366
 Provision for doubtful accounts            207,243       116,882       55,437
 Property management fees (Note 2)          108,846       119,724       99,226
 General and administrative                 262,148       260,640      270,912
 General and administrative -
  affiliates (Note 2)                       243,219       266,390      298,586
 Provision for loss on note
  receivable (Note 6)                       100,000             -            -
                                        -----------   -----------   ----------

     Total expenses                       3,577,628     3,792,909    3,232,592
                                        -----------   -----------   ----------

Net operating loss                       (1,052,615)   (1,095,703)    (409,029)
                                        -----------   -----------   ----------

Other income (expenses):
 Loss on sale of note receivable                  -      (350,000)           -
 Loss on modification of note
  receivable                                      -      (530,695)           -
 Loss on sale of repossessed real
  estate                                   (121,518)            -            -
                                        -----------   -----------   ----------

Loss before extraordinary item           (1,174,133)   (1,976,398)    (409,029)

Extraordinary item - gain on debt
 forgiveness                                 75,000             -            -
                                        -----------   -----------   ----------

Net loss                                $(1,099,133)  $(1,976,398)  $ (409,029)
                                        ===========   ===========   ==========

Net loss allocable to General Partner   $   (10,991)  $   (19,764)  $   (4,090)
Net loss allocable to Limited Partners  $(1,088,142)  $(1,956,634)  $ (404,939)
                                        -----------   -----------   ----------

Net loss                                $(1,099,133)  $(1,976,398)  $ (409,029)
                                        ===========   ===========   ==========

Net income (loss) per Limited
 Partnership Unit:
 Loss before extraordinary item         $    (33.84)  $    (56.79)  $   (11.75)
 Extraordinary item                            2.16             -            -
                                        -----------   -----------   ----------
 Net loss                               $    (31.68)  $    (56.79)  $   (11.75)
                                        ===========   ===========   ==========

See accompanying notes to consolidated financial statements.

                                       F4

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

              CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (DEFICIT)


                                                              Total
                                                           Partners'
                                 General      Limited        Equity
                                 Partner      Partners     (Deficit)
                                ----------  ------------  ------------

Balance at December 31, 1992    $(498,446)  $ 5,784,301   $ 5,285,855

Net loss                           (4,090)     (404,939)     (409,029)
                                ---------   -----------   -----------

Balance at December 31, 1993     (502,536)    5,379,362     4,876,826

Net loss                          (19,764)   (1,956,634)   (1,976,398)
                                ---------   -----------   -----------

Balance at December 31, 1994     (522,300)    3,422,728     2,900,428

Net loss                          (10,991)   (1,088,142)   (1,099,133)
                                ---------   -----------   -----------

Balance at December 31, 1995    $(533,291)  $ 2,334,586   $ 1,801,295
                                =========   ===========   ===========

See accompanying notes to consolidated financial statements.

                                       F5

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              Net Increase (Decrease) in Cash and Cash Equivalents

                                              For the Years Ended December 31,
                                          ----------------------------------------
                                              1995          1994          1993
                                          ------------  ------------  ------------
Cash flows from operating activities:
    Cash received from tenants            $ 2,180,199   $ 2,381,350   $ 1,889,864
    Cash paid to suppliers                 (1,464,349)   (1,757,581)   (1,573,663)
    Interest received                         150,809       212,896       905,183
    Interest paid                            (920,164)     (763,662)   (1,040,219)
    Property taxes paid                             -      (103,742)     (157,746)
    Property tax refund                        31,508             -             -
    Insurance refund                           12,092             -             -
                                          -----------   -----------   -----------
Net cash (used in) provided by
 operating activities                          (9,905)      (30,739)       23,419
                                          -----------   -----------   -----------
Cash flows from investing activities:
    Additions to real estate investments     (352,820)     (110,527)   (1,970,124)
    Net cash received as a result of
     repossession of real estate
                                                    -        58,657             -
    Sale of Las Oficinas note receivable      750,000             -             -
    Sale of repossessed real estate           291,562             -             -
                                          -----------   -----------   -----------

Net cash provided by (used in)
 investing activities                         688,742       (51,870)   (1,970,124)
                                          -----------   -----------   -----------

Cash flows from financing activities:
    Acquisition of mortgage note for
     land purchase                                  -             -     1,500,000
    Principal payments on mortgage
      notes payable                          (173,222)     (194,591)     (796,357)
    Principal payment on note payable
     to Southmark affiliate                  (750,000)            -             -
    Advances from line of credit              186,206             -             -
    Cash received on the refinance of
     the mortgage note payable for
     Washington Towne Apartments              604,663             -             -
    Borrowing costs incurred on the
     refinance of mortgage note payable       (83,205)            -             -
                                          -----------   -----------   -----------

Net cash (used in) provided by
 financing activities                        (215,558)     (194,591)      703,643
                                          -----------   -----------   -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                            463,279      (277,200)   (1,243,062)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                           197,283       474,483     1,717,545
                                          -----------   -----------   -----------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                             $   660,562   $   197,283   $   474,483
                                          ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

                                       F6

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Reconciliation of Net Loss to Net Cash
                   (Used in) Provided by Operating Activities

                                            For the Years Ended December 31,
                                         --------------------------------------
                                             1995          1994         1993
                                         ------------  ------------  ----------

Net loss                                 $(1,099,133)  $(1,976,398)  $(409,029)
                                         -----------   -----------   ---------

Adjustments to reconcile net loss to
 net cash (used in) provided by
 operating activities:
   Depreciation and amortization               488,347       464,185     472,729
   Amortization of discounts on
    mortgage notes payable                           -        20,037      22,343
   Loss on sale of note receivable                   -       350,000           -
   Loss on modification of note
    receivable                                       -       530,695           -
   Provision for loss on note receivable       100,000             -           -
   Interest and fees added to note
    payable to
    Southmark affiliate                        120,040       337,460           -
   Gain on debt forgiveness                    (75,000)            -           -
   Amortization of deferred borrowing
    costs                                       17,385        12,963      12,963
   Loss on sale of repossessed real
    estate                                     121,518             -           -
   Changes in assets and liabilities:
     Accounts receivable                        11,931        36,605      36,700
     Prepaid expenses and other assets              66         8,361     (92,035)
     Accounts payable and accrued
      expenses                                 103,830       (19,711)   (105,163)
     Accounts payable, affiliates              (20,894)      (75,518)     96,412
     Accrued mortgage interest                  38,992       201,431           -
     Accrued property taxes                    138,472       101,834           -
     Security deposits                          44,541       (22,683)    (11,501)
                                           -----------   -----------   ---------

       Total adjustments                     1,089,228     1,945,659     432,448
                                           -----------   -----------   ---------

Net cash (used in) provided by
 operating activities                      $    (9,905)  $   (30,739)  $  23,419
                                           ===========   ===========   =========

See accompanying notes to consolidated financial statements.

                                       F7

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

The following noncash transactions occurred in 1995:

On March 31, 1995, the Partnership converted $250,000 of accrued liabilities into a note payable to Imperial Bank secured by Washington Towne Apartments second lien. On September 13, 1995, the Partnership paid all outstanding principal and accrued interest as a result of the refinancing of the Washington Towne Apartments.

On July 20, 1995 the Partnership sold the Bank of San Pedro Office Building for $1,350,000. The Partnership received, as partial consideration, a note receivable for $350,000. At year end a $100,000 provision for loss was recorded to reduce the carrying value of the Bank of San Pedro Office Building note receivable to $250,000 after the borrower defaulted on the note during the first quarter of 1996. Even though the default situation has been cured, the provision for loss was recorded in the event of any future complications with the borrower.

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
                                            ----------

                                            $1,750,000
                                            ==========


The following noncash transactions occurred in 1994:

On June 20, 1994 the Partnership consummated a Settlement Agreement with the borrower on the Bank of San Pedro Office Building note receivable, whereby the Partnership received title to the Bank of San Pedro Office Building in lieu of foreclosure.

The note receivable from the borrower was retired and the property was placed on the Partnership books at the net note receivable balance, which approximated net realizable value, plus the value of certain other assets and liabilities acquired on the date of repossession. The following table represents the components of the cost of the repossessed real estate:

     Note receivable, net                       $ 5,060,000
     Deferred gain on sale                       (3,502,914)
     Provision for loss                            (270,000)
     Accounts payable and accrued expenses          243,289
     Other assets                                   (49,327)
     Cash                                           (58,657)
                                                -----------

     Repossessed real estate held for resale    $ 1,422,391
                                                ===========

See accompanying notes to consolidated financial statements.

                                       F8

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES (CONTINUED):

In June 1994, Southmark paid off the first lien mortgage on the Bank of San Pedro Office Building. Consequently, the Partnership had a 90-day promissory note payable to Southmark bearing interest at 10%, secured by a first lien deed of trust, assignment of rents, and security agreement on the Bank of San Pedro Office Building, with all outstanding principal and accrued interest due on September 30, 1995, as a result of two maturity date extensions. The initial principal balance of this note was $877,000. At every maturity date extension, the Partnership incurred a fee in the amount of $78,075 in accordance with the note agreement. In 1994, the extension fees totaling $156,150 and all accrued interest were added to the principal balance in accordance with the note agreement. At December 31, 1994, the principal balance (which included both extension fees and accrued interest) was $1,086,554.

The Las Oficinas note receivable was reduced in 1994 to reflect the sale of the Las Oficinas note receivable in April 1995 for $750,000.

     Note receivable                $   1,100,000
     Loss on write-down to
      net realizable value               (350,000)
                                    -------------

     Net realizable value           $     750,000
                                    =============

Prior to that sale, certain letters of commitment were entered into in 1994 that essentially modified the Las Oficinas note receivable and related underlying mortgage payable. These transactions resulted in a loss on modification of note receivable in the amount of $530,695.

See accompanying notes to consolidated financial statements.

                                       F9

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- --------------------------------------------------------------------

Organization
- ------------

University Real Estate Partnership V (the "Partnership") was organized in 1977, as a limited partnership under the provisions of the California Uniform Limited Partnership Act as then in effect. The general partner of the Partnership is University Advisory Company ("UAC" or the "General Partner"), a California general partnership. Southmark Commercial Management, Inc. ("SCM"), and Southmark Investors, Inc. ("SII"), both wholly-owned subsidiaries of Southmark Corporation ("Southmark"), are the two general partners of UAC. The Partnership was formed to acquire, operate and ultimately dispose of a diversified portfolio of income-producing property.

On March 9, 1993, Southmark and several of its affiliates (including the General Partner) entered into an Asset Purchase Agreement with SHL Acquisition Corp. III, a Texas corporation, and its permitted assigns (collectively "SHL") to sell various general and limited partnership interests owned by Southmark and its affiliates, including the general partnership interest of the Partnership. On December 16, 1993, Southmark and SHL executed the Second Amendment to Asset Purchase Agreement whereby SHL acquired an option to purchase the general partnership interest of the Partnership, rather than purchase the Partnership interest itself. On the same date, SHL assigned its rights under the amended Asset Purchase Agreement to Hampton Realty Partners, L.P., a Texas limited partnership ("Hampton"). Hampton and Southmark affiliates also entered into an Option Agreement whereby Hampton acquired the right to purchase the option assets, including the general partnership interest of the Partnership, subject to the approval of the limited partners. On April 20, 1994, Insignia Financial Group, Inc., a Delaware corporation, and certain of its affiliates (collectively "Insignia") entered into an Option Purchase Agreement with Hampton to acquire Hampton's rights to solicit proxies from the Limited Partners seeking their consent to Hampton becoming the general partner of the Partnership. On August 8, 1994, the Insignia contract was terminated. On December 30, 1994, Hampton entered into an Assignment and Assumption of Option Agreement with JKD Financial Management, Inc. ("JKD"), a Texas corporation, whereby, among other things, JKD obtained the right to acquire Hampton's rights to proxy into the Partnership subject to approval of the Limited Partners. As of the date hereof, JKD has not exercised that right.

Effective as of December 14, 1992, the Partnership entered into a Portfolio Services Agreement and a Property Management Agreement with Hampton UREF Management, Ltd. ("Hampton UREF"), Texas limited partnership, pursuant to which Hampton UREF began providing management for the Partnership's properties and certain other portfolio services. The operations of the Partnership's properties were managed by Hampton Management, Inc. (formerly SHL Management, Inc.) through a subcontract agreement with Hampton UREF. From April 20, 1994 to August 8, 1994, the Partnership and its properties were managed by Insignia pursuant to a Property Management Subcontract Agreement with Hampton UREF. As of August 8, 1994, the properties only were managed by an affiliate of Insignia under a Property Management Agreement directly with the Partnership.

On December 30, 1994, Hampton UREF entered into an Assignment and Assumption of Portfolio Services Agreement with JKD pursuant to which JKD oversees the management of the Partnership.

On January 29, 1996, SCM and SII entered into a purchase agreement to sell their partnership interests in UAC to OS Holdings, Inc. ("OS"), a Texas corporation, and JKD, respectively. The transfer documents were executed January 31, 1996, and placed into escrow. The transfer would not be effective until certain conditions precedent were satisfied and, if the conditions precedent were not satisfied by April 29, 1996, the transfer documents would be returned to SCM and SII and the transfer would not occur. On April 29, 1996 the purchase agreement was amended to facilitate the substitution of OS General Partner Company ("OSGPC"), a Texas corporation, for JKD and to extend the escrow period through June 30, 1996. On June 25, 1996 a Second Amendment of Escrow Agreement was entered into to extend the escrow period through August 31, 1996.

                                      F10

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
- --------------------------------------------------------------------------------

Principles of Consolidation
- ---------------------------

On September 13, 1995, the Partnership contributed the Washington Towne Apartments to an affiliated entity, Washington Towne Apartments, LLC, a Georgia limited liability company. The Partnership is the 99% member and Washington Towne, Inc. is the 1% managing member of Washington Towne Apartments, LLC. The Partnership is the owner of all the capital stock of Washington Towne, Inc. Therefore, the Partnership effectively retained a 100% interest in the Washington Towne Apartments.

The consolidated financial statements include the accounts of the Partnership, Washington Towne Apartments, LLC, and Washington Towne, Inc.

Real Estate Investments
- -----------------------

Real estate investments and improvements are generally stated at cost except in cases where it has been determined that the property has sustained an impairment in value. At such time, a provision for loss is recorded to reduce the basis of the property to its net realizable value. Improvements are capitalized and repairs and maintenance are charged to operations as incurred.

Real estate accounted for as an in-substance foreclosure is recorded at the lower of the note balance or the fair value of the property at the date the in-substance foreclosure is deemed to have occurred. Effective December 1992, in-substance foreclosure assets are valued at the fair value of the property in accordance with Statement of Position 92-3.

Repossessed Real Estate Held for Resale
- ---------------------------------------

Repossessed real estate held for resale is recorded at the lower of the net note receivable balance or the net realizable value of the property at the date of repossession.

Depreciation
- ------------

Buildings and improvements are depreciated using the straight-line method over 5 to 30 years. Tenant improvements are amortized over the terms of the related tenant lease using the straight-line method.

Cash and Cash Equivalents
- -------------------------

Cash and cash equivalents include cash on hand, demand deposits, money market funds and investments in certificates of deposit with original maturities of three months or less. Cash and cash equivalents also include cash held in segregated accounts for tenant security deposits.

Deferred Borrowing Costs
- ------------------------

Loan fees for long-term financing of real property are capitalized and are amortized over the terms of the related mortgage note payable using the straight-line method. Amortization of deferred borrowing costs is included in interest expense on the Consolidated Statements of Operations.

                                      F11

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
- --------------------------------------------------------------------------------

Rental Revenues
- ---------------

The Partnership leases its residential property under short-term operating leases. Lease terms generally are less than one year in duration. Rental income is recognized as earned. The Partnership leases its commercial property under noncancelable operating leases that expire over the next 10 years. Some leases provide concessions and periods of escalating or free rent. Rental income is recognized on a straight-line basis over the life of the lease. The excess of the rental income recognized over the contractual rental payments due is recorded as accrued rent receivable.

Notes Receivable
- ----------------

Notes receivable are recorded at their original basis, net of any allowance for uncollectible amounts. Interest income is recognized as it is earned. Interest accrual is ceased at such time as management determines collection is doubtful.

Discounts on Mortgage Notes Payable
- -----------------------------------

Discounts on mortgage notes payable are amortized over the remaining terms of the related notes using the interest method. Amortization of discounts is included in interest expense.

Income Taxes
- ------------

No provision for Federal income taxes is necessary in the consolidated financial statements of the Partnership because, as a partnership, it is not subject to Federal income tax and the tax effect of its activities accrues to the Partners.

Use of Estimates
- ----------------

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial Instruments
- ---------------------

The Partnership's carrying values for financial instruments approximate their fair values.

                                      F12

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
- --------------------------------------------------------------------------------

Allocation of Net Income and Net Loss
- -------------------------------------

The Partnership Agreement provides for net income of the Partnership for both consolidated financial statements and income tax reporting purposes to be allocated 99% to the Limited Partners and 1% to the General Partners. Net income allocated to the Limited Partners shall be allocated first to the Limited Partners holding Growth/Shelter Units in the same ratio and manner that losses were charged to these Limited Partners and up to amounts equal to such previously charged losses and then to all of the Limited Partners in the same ratio that distributions from all sources, other than proceeds from the sale of Limited Partnership units, have been allocated.

The Partnership Agreement provides for net losses of the Partnership for both financial statement and income tax reporting purposes to be allocated 1% to the General Partner and 99% to the Growth/Shelter Unit holders.

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and Treasury Regulation Sections establish criteria for allocations of partnership deductions attributable to nonrecourse debt. The Partnership's allocations for the three years ended December 31, 1995 have been made in accordance with these provisions.

Net Loss Per Limited Partnership Unit
- -------------------------------------

Net loss per Limited Partnership Unit is computed by dividing net loss allocated to the Limited Partners by the weighted average number of Limited Partnership Units outstanding during the year. Per unit information has been computed based on 34,353 Limited Partnership Units outstanding in 1995 and 34,453 Limited Partnership Units outstanding in 1994 and 1993.

Distributions
- -------------

Distributions to the Partners are made at the discretion of the General Partner and are subject to payment of expenses of the Partnership, including debt service, and maintenance of reserves. Distributions to the Partners are paid from operations of the Partnership's properties, from sales or refinancing of properties, or from other sources, if any. Distributions to the Partners were suspended in the first quarter of 1992.

Reclassification
- ----------------

Certain prior year amounts have been reclassified to conform with the current year presentation.

                                      F13

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

NOTE 2 - TRANSACTIONS WITH AFFILIATES
- -------------------------------------

On March 9, 1993, Southmark and several of its affiliates (including the General Partner) entered into an Asset Purchase Agreement with SHL to sell various general and limited partnership interests owned by Southmark and its affiliates, including the general partnership interest of the Partnership. On December 16, 1993, Southmark and SHL executed the Second Amendment to Asset Purchase Agreement whereby SHL acquired an option to purchase the general partnership interest of the Partnership, rather than purchase the partnership interest itself. On the same date, SHL assigned its rights under the amended Asset Purchase Agreement to Hampton. Hampton and Southmark affiliates also entered into an Option Agreement whereby Hampton acquired the right to purchase the option assets, including the general partnership interest of the Partnership, subject to the approval of the limited partners. On April 20, 1994, Insignia entered into an Option Purchase Agreement with Hampton to acquire Hampton's rights to solicit proxies from the Limited Partners seeking their consent to Hampton becoming the general partner of the Partnership. On August 8, 1994, the Insignia contract was terminated. On December 30, 1994, Hampton entered into an Assignment and Assumption of Option Agreement with JKD, whereby, among other things, JKD obtained the right to acquire Hampton's rights to proxy into the Partnership subject to approval of the Limited Partners. As of the date hereof, JKD has not exercised that right.

Effective as of December 14, 1992, the Partnership entered into a Portfolio Services Agreement and a Property Management Agreement with Hampton UREF, pursuant to which Hampton UREF began providing management for the Partnership's properties and certain other portfolio services. The operations of the Partnership's properties were managed by Hampton Management, Inc. (formerly SHL Management, Inc.) through a subcontract agreement with Hampton UREF. From April 20, 1994 to August 8, 1994, the Partnership and its properties were managed by Insignia pursuant to a Property Management Subcontract Agreement with Hampton UREF. As of August 8, 1994, the properties only were managed by an affiliate of Insignia under a Property Management Agreement directly with the Partnership.

As of December 30, 1994, Hampton UREF entered into an Assignment and Assumption of Portfolio Services Agreement with JKD pursuant to which JKD oversees the management of the Partnership.

On January 29, 1996, SCM and SII entered into a purchase agreement to sell their partnership interests in UAC to OS and JKD, respectively. The transfer documents were executed January 31, 1996, and placed into escrow. The transfer would not be effective until certain conditions precedent were satisfied and, if the conditions precedent were not satisfied by April 29, 1996, the transfer documents would be returned to SCM and SII and the transfer would not occur. On April 29, 1996 the purchase agreement was amended to facilitate the substitution of OSGPC for JKD and to extend the escrow period through June 30, 1996. On June 25, 1996 a Second Amendment of Escrow Agreement was entered into to extend the escrow period through August 31, 1996.

The Partnership pays property management fees based on 5% of gross rental revenues for supervising the maintenance and operations of the Partnership's properties.

Beginning December 14, 1992, the Partnership began reimbursing SHL, and subsequently Hampton, for its costs, including overhead, of administering the Partnership's affairs. Reimbursements are "Overhead Fees" which include salaries, travel and other expenses properly allocated to the services provided for the benefit of the Partnership, and an Asset Management Fee is charged at 0.75% of the Partnership's Tangible Asset Value. The Partnership's Tangible Asset Value of the Partnership's real properties is determined by applying a capitalization rate of 10% to annualize the net operating income of each real property, plus the book value of all other tangible assets. At December 31, 1995, there were no accounts payable-affiliates. At December 31, 1994, accounts payable-affiliates for the Partnership's Asset Management Fees were $20,894.

                                      F14

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

NOTE 2 - TRANSACTIONS WITH AFFILIATES (CONTINUED)
- -------------------------------------------------

Under the Partnership Agreement, the General Partner or an affiliate is entitled to a subordinated real estate commission upon the sale of Partnership properties. Payment of the commission is subordinated to distributions to the Limited Partners of original invested capital plus a 9% per annum cumulative return. Subordinated real estate commissions payable to a Southmark affiliate but assigned to Hampton pursuant to the Second Amendment to Asset Purchase Agreement totaled $549,218 at December 31, 1995 and 1994.

Compensation and reimbursements paid to or accrued for the benefit of Hampton and affiliates subsequent to December 15, 1992 are as follows:

                                                     1995      1994      1993
                                                   --------  --------  ---------
  Property management fees                         $      -  $ 59,676   $ 99,226
  Asset management fee                               95,714   135,702    164,716
  Charged to general and administrative expense:
    Partnership and Financial administration,
    data processing, accounting and tax
    reporting, and investor relations               147,505   130,688    133,870
                                                   --------  --------   --------
  Total compensation and reimbursements            $243,219  $326,066   $397,812
                                                   ========  ========   ========

In June 1994, Southmark paid off the first lien mortgage on the Bank of San Pedro Office Building. Consequently, the Partnership had a 90-day promissory note payable to Southmark bearing interest at 10%, secured by a first lien deed of trust, assignment of rents, and security agreement on the Bank of San Pedro Office Building, with all outstanding principal and accrued interest due on September 30, 1995, as a result of two maturity date extensions. The initial principal balance of this note was $877,000. At every maturity date extension, the Partnership incurred a fee in the amount of $78,075 in accordance with the note agreement. In 1994, the extension fees totaling $156,150 and all accrued interest were added to the principal balance in accordance with the note agreement. At December 31, 1994, the principal balance (which included both extension fees and accrued interest) was $1,086,554. On April 11, 1995, the Partnership made a principal prepayment in the amount of $750,000 on the promissory note payable to Southmark. In consideration for this principal prepayment, Southmark reduced the remaining unpaid principal balance of the note payable by $75,000 and extended the maturity date for an additional 90 days.
The $75,000 gain on debt forgiveness is included as an extraordinary item in the consolidated statements of operations at December 31, 1995. On July 20, 1995, the Partnership sold the Bank of San Pedro Office Building and paid all remaining principal and accrued interest, totaling $381,593, due on the promissory note payable to Southmark (see Note 5 - "Repossessed Real Estate Held for Resale").

                                      F15

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

NOTE 3 - TAXABLE INCOME (LOSS)
- ------------------------------

A reconciliation between consolidated financial statement net loss and loss for income tax purposes follows:

                                          1995           1994           1993
                                      ------------   -------------  ------------
Net loss per Consolidated
  Statements of Operations            $(1,099,133)   $(1,976,398)   $ (409,029)
Add (deduct):
  Amortization of discounts on
    mortgage notes payable                      -         20,036        22,343
  Excess of tax over book
   depreciation                          (372,137)      (370,150)     (344,868)
  Excess book allowance for bad
   debts over tax                               -       (362,981)            -
  Nontaxable insurance proceeds           (12,029)             -             -
  Sale of Bank of San Pedro              (595,127)             -             -
  Sale of Las Oficinas note
   receivable                             750,000        350,000             -
  Repossession of Bank of San Pedro             -        304,076             -
  Las Oficinas note receivable
   modification                                 -        764,760             -
  Recovery of CAM charges                (107,243)             -             -
  Gain on sale of interest in
   Washington Towne Apartments
   to Washington Towne, Inc.               13,307              -             -
  Provision for Loss on Note
   Receivable                             100,000              -             -
Other adjustments                          20,000         79,842         4,006
                                      -----------    -----------    ----------

Estimated loss for tax purposes       $(1,302,362)   $(1,190,815)   $ (727,548)
                                      ===========    ===========    ==========

The tax basis of the Partners' equity accounts are as follows:

                                                    December 31,
                                      ----------------------------------------
                                          1995           1994          1993
                                      -----------    -----------    ----------

 General Partner                      $  (278,990)   $  (265,966)   $ (254,058)
 Limited Partners                       2,225,866      3,515,204     4,694,111
                                      -----------    -----------    ----------
                                      $ 1,946,876    $ 3,249,238    $4,440,053
                                      ===========    ===========    ==========

The Partnership reports certain transactions differently for tax and financial statement purposes. The aggregate cost of the Partnership's total assets for Federal income tax purposes was approximately $11,296,780 and $15,716,760 at December 31, 1995 and 1994, respectively.

University Real Estate Partnership V is a partnership and is not subject to Federal and state income taxes. Accordingly, no recognition has been given to income taxes in the accompanying consolidated financial statements of the Partnership since the income or loss of the Partnership is to be included in the tax returns of the individual partners. The tax returns of the Partnership are subject to examination by Federal and state taxing authorities. If such examinations result in adjustments to distributive shares of taxable income or loss, the tax liability of the partners could be adjusted accordingly.

                                      F16

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

NOTE 3 - TAXABLE INCOME (LOSS) (CONTINUED)
- ------------------------------------------

The tax attributes of the Partnership's net assets flow directly to each individual partner. Individual partners will have different investment bases depending upon the timing and prices of acquisition of Limited Partnership Units. Further, each partner's tax accounting, which is partially dependent upon their individual tax position, may differ from the accounting followed in the consolidated financial statements.

Accordingly, there could be significant differences between each individual partner's tax basis and their proportionate share of the net assets reported in the consolidated financial statements. Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, requires disclosure by a
                   ---------------------------
publicly held partnership of the aggregate difference in the basis of its net assets for financial and tax reporting purposes. However, the Partnership does not have access to information about each individual partner's tax attributes in the Partnership, and the aggregate tax bases cannot be readily determined. In any event, the General Partner does not believe that, in the Partnership's circumstances, the aggregate difference would be meaningful information.

NOTE 4 - REAL ESTATE INVESTMENTS
- --------------------------------

The cost and accumulated depreciation and amortization of the Partnership's real estate investments held at December 31, 1995 and 1994, is set forth in the following tables:


                                  Buildings and    Accumulated
       1995             Land       Improvements   Depreciation      Total
- -------------------  -----------  --------------  -------------  ------------

Glasshouse Square
 Shopping Center     $ 4,731,102    $12,163,008    $(7,152,145)   $ 9,741,965
Washington Towne
 Apartments              524,145      1,766,165       (358,580)     1,931,730
                     -----------    -----------    -----------    -----------
                     $ 5,255,247    $13,929,173    $(7,510,725)   $11,673,695
                     ===========    ===========    ===========    ===========

                                  Buildings and   Accumulated
       1994             Land      Improvements    Depreciation      Total
- -------------------  -----------  -------------   ------------   ------------
Glasshouse Square
 Shopping Center     $ 4,731,102    $12,079,413    $(6,796,206)   $10,014,309
Washington Towne
 Apartments              524,145      1,500,385       (238,940)     1,785,590
                     -----------    -----------    -----------    -----------
                     $ 5,255,247    $13,579,798    $(7,035,146)   $11,799,899
                     ===========    ===========    ===========    ===========

On March 31, 1995, the Partnership executed a note payable secured by the Washington Towne Apartments for a principal amount of $250,000, bearing interest at 11.5% per annum with one payment of principal and interest in the amount of $2,476 due May 1, 1995, and all remaining outstanding principal and accrued interest originally due and payable June 1, 1995. The lender subsequently extended the maturity date and on September 13, 1995, the Partnership paid all outstanding principal and accrued interest as a result of the refinancing of the Washington Towne Apartments as described below.

                                      F17

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

NOTE 4 - REAL ESTATE INVESTMENTS (CONTINUED)
- --------------------------------------------

The mortgage payable on the Washington Towne Apartments matured in June 1995.
In September 1995, the Partnership obtained a mortgage loan payable in the amount of $1,750,000 from a new lender. In order to preserve the Partnership's ownership interest in the Washington Towne Apartments and in order to satisfy the new lender's structural requirements with respect to the refinancing of the mortgage note payable, the Partnership contributed the property on September 13, 1995 to an affiliated entity, Washington Towne Apartments, LLC, a Georgia limited liability company. The Partnership is the owner of all the capital stock of Washington Towne, Inc. The Partnership is the 99% member and Washington Towne, Inc. is the 1% managing member of Washington Towne Apartments, LLC. Therefore, the Partnership effectively retained a 100% interest in the property. In connection with the contribution of the property to Washington Towne Apartments, LLC, the lender provided sufficient funds to satisfy the matured loan obligation and to provide for certain property improvements. Property improvements have been completed prior to the end of the first quarter 1996 and have significantly enhanced the value of the property (see
Note 7 - "Mortgage Notes Payable").

The Partnership leased under a noncancelable operating lease through September 1993 fifty percent of the Glasshouse Square Shopping Center land tract, known as the Garcia's Tract. Rent expense was $110,337 for the year ended December 31, 1993. On September 16, 1993, the Partnership purchased the remaining fifty percent undivided interest in the land for a cash purchase price of $1,716,005 including closing costs.

During 1993 it was determined in a Phase II Environmental Audit that the soils and groundwater in the Garcia's Tract and possibly part of the Glasshouse Square parking lot, located in the Northeastern most corner of Glasshouse Square property, contain elevated levels of certain petroleum products. In 1994 and 1995, the Partnership worked with counsel and environmental engineers in connection with further investigation of the alleged leaking of petroleum products from underground storage tanks and with San Diego County officials to determine the necessary level of clean-up. The Partnership also obtained a health risk assessment to ensure that the gasoline constituents beneath the Garcia's Tract are not emitting harmful vapors inside the building. The health assessment was returned "non detect" meaning no such harmful vapors were detected. In 1996, additional testing was conducted by the environmental engineers who determined there was no "free product" at the portions of the site that were tested and, also, no human health risk exists at this time.
Management does not believe that the County of San Diego will take further action. Therefore, this situation should not have a material effect on the Partnership.

The Partnership leases Glasshouse Square Shopping Center, its only commercial property, under noncancelable operating lease agreements that expire over the next 10 years. Future minimum rents over the next five years are as follows:

               1996          $  666,600
               1997             730,547
               1998             740,311
               1999             706,107
               2000             782,088
               Thereafter     1,822,225
                             ----------
                             $5,447,878
                             ==========

                                      F18

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

NOTE 4 - REAL ESTATE INVESTMENTS (CONTINUED)
- --------------------------------------------

On January 17, 1995, the lender filed a notice of default in San Diego County related to the Glasshouse Square mortgages payable. On March 27, 1995, the mortgages were modified and a forbearance agreement was executed whereby the lender agreed to discontinue foreclosure proceedings. The first lien mortgage is payable in varying monthly installments of principal and interest, bearing interest at 9.5% per annum and maturing in December 2000. The second lien mortgage payable requires monthly interest only payments in the amount of $6,595, bearing interest at 11% per annum and maturing in December 2000. Principal balances for the first and second lien mortgages as of December 31, 1995, were $7,435,834 and $1,492,431, respectively. In addition to the mortgage modifications and forbearance agreement, on March 27, 1995, the lender granted the Partnership a line of credit for the maximum amount of $400,000 bearing interest at 9.5% per annum payable in full on December 1, 2000. The line of credit is restricted to Glasshouse Square for the use of mortgage payment shortfalls, tenant improvements, leasing commissions, and a monument sign. The line of credit is secured by a deed of trust. As of December 31, 1995, the Partnership owed $186,206 against the line of credit. This draw on the line of credit increased the first lien mortgage principal balance to $7,435,834 as of December 31, 1995 (see Note 7 - "Mortgage Notes Payable").

In September 1995, Silo California, a major tenant that provided approximately 25% of the gross rental revenues to Glasshouse Square, defaulted on its lease and ceased retail operations. The Partnership filed a lawsuit styled University
                                                                      ----------
Real Estate Partnership V v. Silo California, Inc. No. 692441 (Superior Court of
- -------------------------------------------------
the State of California) to recover possession of leased premises and damages related to breach of a lease at Glasshouse Square Shopping Center. The Partnership obtained an unlawful detainer judgment against the defendant on October 25, 1995, in the amount of $41,757.

The Partnership seeks to collect from Silo California all base rent and common area maintenance charges, $18,689 and $5,919, respectively, per month, for the periods that they are in default or until a new tenant has been secured to lease their location. At December 31, 1995, an allowance for doubtful accounts in the amount of $107,044 was recorded for the Silo California lease default (see Note 11 - "Subsequent Events"). However, the Partnership cannot predict what the final recovery amount will be.

NOTE 5 - REPOSSESSED REAL ESTATE HELD FOR RESALE
- ------------------------------------------------

In January 1994, the borrower ceased making regularly scheduled debt payments constituting an event of default on a note receivable held by the Partnership resulting from the sale of Bank of San Pedro Office Building in 1987. In March 1994, the Bank of San Pedro Office Building was placed in receivership due to the contemplation of a foreclosure proceeding by the Partnership against the borrower. The Partnership, instead of initiating foreclosure proceedings against the borrower, entered into a Settlement Agreement with the borrower.

Under the Settlement Agreement, the Bank of San Pedro Office Building was conveyed to the Partnership in lieu of the foreclosure of the wrap lien held by the Partnership on June 20, 1994. In return, the Partnership paid $30,000.

At December 31, 1994, the Bank of San Pedro Office Building was recorded on the consolidated financial statements as repossessed real estate held for resale with a value of $1,422,391. This amount was the net note receivable balance plus the book value of assets and liabilities acquired at the date of repossession, which approximated net realizable value. The Partnership did not plan to hold the Bank of San Pedro Office Building as an income-producing property. Thus, it was not considered a depreciable real estate investment.

The underlying mortgage note on the Bank of San Pedro Office Building matured in June 1992. Negotiations with the lender for an extension were completed in June 1993, and the maturity date was extended to April 1, 1994. After the note matured in April 1994, the Partnership was not able to negotiate another extension or renewal of the

                                      F19

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

NOTE 5 - REPOSSESSED REAL ESTATE HELD FOR RESALE (CONTINUED)
- -----------------------------------------------------------

first lien. In June 1994, Southmark paid off the first lien mortgage. Consequently, the Partnership had a promissory note payable to Southmark that matured September 30, 1995.

On July 20, 1995, the Partnership sold the Bank of San Pedro Office Building for $1,350,000. The Partnership received partial consideration from the sale in the form of a note receivable for $350,000, bearing interest at 9% per annum with interest only payments due monthly, secured by a second lien deed of trust on the Bank of San Pedro Office Building, maturing on July 20, 1998 and net cash of $291,562. On the date of sale, all remaining principal and accrued interest, totaling $381,593, due on the promissory note payable to Southmark was paid (see
Note 2 - "Transactions with Affiliates" and Note 6 - "Notes Receivable").

A loss on sale of repossessed real estate was recognized in 1995 relating to this transaction as follows:

     Cash proceeds                                       $   291,562
     Note receivable                                         350,000
     Repayment of note payable to Southmark affiliate        381,593
     Payment of property taxes                               230,098
     Escrow holdback                                          15,000
                                                         -----------

     Total proceeds                                        1,268,253
     Less:  net assets sold                               (1,389,771)
                                                         -----------

     Loss on sale of repossessed real estate             $  (121,518)
                                                         ===========

On March 30, 1996, the borrower on the note receivable ceased making regularly scheduled debt payments constituting an event of default. The borrower has currently cured the default situation; however, a provision for loss in the amount of $100,000 was recorded in 1995 in the event of any future complications.

NOTE 6 - NOTES RECEIVABLE
- -------------------------

The following sets forth the notes receivable of the Partnership.

                                                            December 31,
                                                    --------------------------
                                                        1995         1994
                                                    -----------   -----------
Note receivable, bearing interest ranging from
10% to 12%, interest only due monthly, secured
by an all-inclusive deed of trust on Las
Oficinas Office Building, subject to a first
lien of $1,417,598 (Note 7 - "Mortgage Notes
Payable") at December 1994; matured September
1994.  The note receivable was modified in
December 1994 and sold to a third party on
April 7, 1995.                                      $        -    $   750,000

Note receivable, bearing interest at 9% per
annum, interest only due monthly, secured by
a second lien deed of trust on the Bank of
San Pedro Office Building, maturing on July
20, 1998.                                               250,000             -
                                                    -----------   -----------
                                                    $   250,000   $   750,000
                                                    ===========   ===========

                                      F20

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

NOTE 6 - NOTES RECEIVABLE (CONTINUED)
- -------------------------------------

On July 20, 1995, the Partnership sold the Bank of San Pedro Office Building for $1,350,000. The Partnership received, as partial consideration from the sale, a note receivable for $350,000, bearing interest at 9% per annum with interest only payments due monthly, secured by a second lien deed of trust on the Bank of San Pedro Office Building, maturing on July 20, 1998 (see Note 2 - "Transactions with Affiliates" and Note 5 - "Repossessed Real Estate Held for Resale"). On March 30, 1996, the borrower on the note receivable ceased making regularly scheduled debt payments constituting an event of default. The borrower has currently cured the default situation; however, a provision for loss in the amount of $100,000 was recorded in the event of any future complications.

In September 1994, the Las Oficinas note receivable and the underlying mortgage payable matured. On October 1, 1994, a commitment letter was executed regarding the Las Oficinas mortgage payable in order to transfer all liability from the Partnership to the borrower on the Las Oficinas note receivable. On December 1, 1994, a commitment letter was executed between the borrower and the Partnership stating that the Partnership, among other things, would reduce the note receivable principal balance from $3,031,936 to $1,100,000. Both of these modifications took place simultaneously.

On February 27, 1995, the closing of the above transactions was executed. At this time, the Partnership was released from the mortgagor position on the Las Oficinas mortgage payable. Concurrently, the Las Oficinas note receivable was modified reducing the principal amount by $1,931,936 to $1,100,000, bearing interest at a rate of 8% per annum and maturing on September 1, 1999.

The modification of the Las Oficinas note receivable and underlying mortgage payable, as previously discussed, is reflected as of December 31, 1994 as a loss on modification of note receivable in the amount of $530,695.

On April 7, 1995, the modified Las Oficinas note receivable for $1,100,000 was sold to a third party for $750,000. This $350,000 valuation loss was recorded as of the modification date, December 1, 1994.

The following is a summary of the activity for the notes receivable.

                                             For the years ended December 31,
                                          --------------------------------------
                                             1995          1994          1993
                                          -----------  ------------  -----------

  Balance at beginning of year             $ 750,000   $ 4,319,022   $ 4,319,022

  Repossession of real estate                      -    (1,287,086)            -

  Modification of note receivable
    with the borrower                              -    (1,931,936)            -

  Sale of Las Oficinas note receivable      (750,000)            -             -

  Partial consideration from sale of
   repossessed real estate                   350,000             -             -

  Provision for loss on note receivable     (100,000)            -             -

  Loss on sale of note receivable                  -      (350,000)            -
                                           ---------   -----------   -----------

  Balance at end of year                   $ 250,000   $   750,000   $ 4,319,022
                                           =========   ===========   ===========

                                      F21

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

NOTE 7 - MORTGAGE NOTES PAYABLE
- -------------------------------

The following is a summary of mortgage notes payable.

                                                            December 31,
                                                    -------------------------
                                                        1995          1994
                                                    -----------   -----------
Mortgage payable bearing interest at 9.375%,
secured by a first lien deed of trust on
Washington Towne Apartments, payable in
monthly installments of principal and
interest of $9,132; matured June 1995.                        -       646,443

Mortgage payable bearing interest at 8.625%,
secured by Washington Towne Apartments,
payable in monthly installments of principal
and interest of $14,239; maturing October 2005.       1,746,666             -

Mortgage payable bearing interest ranging
from 9% to 15.71%, secured by a first lien
deed of trust on Glasshouse Square Shopping
Center, payable in varying monthly install-
ments of principal and interest; maturing
December 2004. In March 1995, the mortgage
payable was modified. The modification
bears an interest rate of 9.5%, payable in
monthly principal and interest payments
beginning April 1995 based on a 25-year
amortization, maturing December 2000. An
additional advance note payable was
obtained in March 1995, bearing interest
at 9.5%, also secured by the same first
lien deed of trust on Glasshouse Square
Shopping Center, payable in monthly principal
and interest payments beginning April 1995
based on a 25-year amortization, maturing
December 2000.                                        7,435,834     7,314,713

Mortgage payable bearing interest ranging
from 8% to 14%, secured  by a second lien
deed of trust on Glasshouse Square Shopping
Center, payable in varying monthly
installments of interest from October 1993
to September 1994; then, monthly installments
of principal and interest; maturing September
2008. In March 1995, the mortgage payable was
modified.  The modification bears an interest
rate of 11%, payable in monthly interest only
installments of $6,595, maturing December 2000.       1,492,431     1,492,431
                                                      ---------     ---------
                                                    $10,674,931    $9,453,587
                                                    ===========    ==========

Scheduled principal maturities of the mortgage notes under existing terms are as follows at December 31, 1995:

              1996                    $     100,196
              1997                          108,332
              1998                          118,870
              1999                          130,424
              2000                        8,606,871
              Thereafter                  1,610,238
                                      -------------

              Total                   $  10,674,931
                                      =============

                                      F22

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

NOTE 7 - MORTGAGE NOTES PAYABLE (CONTINUED)
- ------------------------------------------

On September 16, 1993, the Partnership granted a second lien on Glasshouse Square in order to finance the purchase of the remaining 50% undivided interest in the land. Interest only payments are required for the first year, and beginning in the second year payments of principal and interest are required until maturity in September 2008.

On January 17, 1995, the lender filed a notice of default in San Diego County related to the Glasshouse Square mortgages payable. On March 27, 1995, the mortgages were modified and a forbearance agreement was executed whereby the lender agreed to discontinue foreclosure proceedings. The first lien mortgage is payable in varying monthly installments of principal and interest, bearing interest at 9.5% per annum and maturing in December 2000. The second lien mortgage payable requires monthly interest only payments in the amount of $6,595, bearing interest at 11% per annum and maturing in December 2000. In addition to the mortgage modifications and forbearance agreement, on March 27, 1995, the lender granted the Partnership a line of credit for the maximum amount of $400,000 bearing interest at 9.5% per annum payable in full on December 1, 2000. The line of credit is restricted to Glasshouse Square for the use of mortgage payment shortfalls, tenant improvements, leasing commissions, and a monument sign. The line of credit is secured by the same first lien deed of trust as the first lien mortgage. As of December 31, 1995, the Partnership owed $186,206 against the line of credit. This draw on the line of credit increased the first lien mortgage principal balance to $7,435,834 as of December 31, 1995.

The mortgage payable on the Bank of San Pedro Office Building matured in June 1992. Negotiations with the lender for an extension were completed in June 1993. The extension on the Bank of San Pedro Office Building mortgage matured April 1994. Southmark purchased the first lien in June 1994 (see Note 2 - "Transactions with Affiliates").

On March 31, 1995, the Partnership executed a note payable secured by the Washington Towne Apartments for a principal amount of $250,000, bearing interest at 11.5% per annum with one payment of principal and interest in the amount of $2,476 due May 1, 1995 and all remaining outstanding principal and accrued interest originally due and payable June 1, 1995. The lender subsequently extended the maturity date and on September 13, 1995, the Partnership paid all outstanding principal and accrued interest as a result of the refinancing of the Washington Towne Apartments as described below.

The mortgage payable on the Washington Towne Apartments matured in June 1995.
In September 1995, the Partnership obtained a mortgage loan payable in the amount of $1,750,000 from a new lender. In order to preserve the Partnership's ownership interest in the Washington Towne Apartments and to satisfy the new lender's structural requirements with respect to the refinancing of the mortgage note payable, the Partnership contributed the property on September 13, 1995 to an affiliated entity, Washington Towne Apartments, LLC, a Georgia limited liability company. The Partnership is the owner of all the capital stock of Washington Towne, Inc. The Partnership is the 99% member and Washington Towne, Inc. is the 1% managing member of Washington Towne Apartments, LLC. Therefore, the Partnership effectively retained a 100% interest in the property. In connection with the contribution of the property to Washington Towne Apartments, LLC, the lender provided sufficient funds to satisfy the matured loan obligation and to provide for certain property improvements. Property improvements have been completed prior to the end of the first quarter of 1996 and have significantly enhanced the value of the property.

In September 1994, the mortgage payable on Las Oficinas matured. On October 1, 1994, a commitment letter was executed regarding the transfer of the mortgage from the Partnership to the borrower on the Las Oficinas note receivable.

                                      F23

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

NOTE 7 - MORTGAGE NOTES PAYABLE (CONTINUED)
- -------------------------------------------

On February 27, 1995, the transaction, as discussed above, was executed. On this date, the Partnership was released from the mortgagor position on the mortgage payable on Las Oficinas. Concurrent with this transaction, the Las Oficinas note receivable modification was executed (see Note 6 - "Notes Receivable").

NOTE 8 - DISTRIBUTIONS
- ----------------------

Distributions of cash from operations, to the extent deemed available by the General Partner for distribution, are allocated 92% to the Limited Partners and 8% to the General Partner, and are made in the following order:

(a) First to the holders of Income Units until they receive a return of 9% per annum cumulative on their adjusted capital investment; then,

(b) to the holders of Growth/Shelter Units until they receive a non-cumulative return for the year of distribution equal to 5% per annum on their adjusted capital investment; then,

(c) to all the Limited Partners based on number of Units held.

Distributions of cash from other sources, including sales and refinancing and cash reserves, are made in the following order:

(a) First, 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have received a return of their aggregate capital investment plus a 9% per annum cumulative return on their adjusted capital investment. In this regard, distributions to the Limited Partners are allocated first to holders of Income Units until they have received their entire capital investment and their 9% return. Holders of Growth/Shelter Units then receive return of their entire capital investment and their 9% return. Further distributions to the Limited Partners under this section are allocated generally 20% to holders of Income Units and 80% to holders of Growth/Shelter Units. Distributions then continue;

(b) to the General Partner until the General Partner has received 12% of all distributions from other sources; then,

(c) 12% to the General Partner and 88% to all the Limited Partners.

During 1995, 1994 and 1993, no distributions were made by the Partnership.

 NOTE 9 - SOUTHMARK BANKRUPTCY
- ------------------------------

On July 14, 1989, Southmark filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Neither the Partnership nor its General Partner were included in the filing. Southmark's reorganization plan became effective August 10, 1990. Under the plan, most of Southmark's assets, which include Southmark's interests in the General Partner, are being sold or liquidated for the benefit of creditors.

Because neither the Partnership nor the General Partner were included in the Southmark bankruptcy proceedings, there has been no direct effect on the Partnership's operations during the bankruptcy period or resulting from confirmation of the plan. Ultimate decision-making authority with respect to the operations of the Partnership remains with the General Partner until such time as the Limited Partners approve a substitute general partner (see Note 10 - "Sale of General Partner Interest").

                                      F24

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

NOTE 10 - SALE OF GENERAL PARTNER INTEREST
- ------------------------------------------

As a result of Southmark's bankruptcy and its plan to liquidate all of its assets, the General Partner concluded that it was in the best interest of the Partnership to seek, as its qualified replacement as general partner, an entity which intends to remain involved in the management of real estate and real estate limited partnerships.

On March 9, 1993, Southmark and several of its affiliates (including the General Partner) entered into an Asset Purchase Agreement with SHL to sell various general and limited partnership interests owned by Southmark and its affiliates, including the general partnership interest of the Partnership. On April 22, 1993, Southmark and SHL executed the First Amendment to Asset Purchase Agreement whereby SHL acquired an option to purchase the general partnership interest of the Partnership, rather than purchase the Partnership interest itself. On December 16, 1993, SHL assigned its rights under the amended Asset Purchase Agreement to Hampton. Hampton and Southmark affiliates also entered into an Option Agreement whereby Hampton acquired the right to purchase the option assets, including the general partnership interest of the Partnership subject to the approval of the Limited Partners. On April 20, 1994, Insignia entered into an Option Purchase Agreement with Hampton to acquire Hampton's rights to solicit proxies from the Limited Partners seeking their consent to Hampton becoming the general partner of the Partnership. On August 8, 1994, the Insignia contract was terminated. On December 30, 1994, Hampton entered into an Assignment and Assumption of Option Agreement with JKD whereby, among other things, JKD obtained the right to acquire Hampton's rights to proxy into the Partnership subject to the approval of the Limited Partners. As of the date hereof, JKD has not exercised that right.

Effective as of December 14, 1992, the Partnership entered into a Portfolio Services Agreement and a Property Management Agreement with Hampton UREF pursuant to which Hampton UREF began providing management for the Partnership's properties and certain other portfolio services. The operations of the Partnership's properties were managed by Hampton Management, Inc. (formerly SHL Management, Inc.) through a subcontract agreement with Hampton UREF. From April 20, 1994 to August 8, 1994, the Partnership and its properties were managed by Insignia pursuant to a Property Management Subcontract Agreement with Hampton UREF. As of August 8, 1994, the properties were managed by an affiliate of Insignia under a Property Management Agreement directly with the Partnership.

As of December 30, 1994, Hampton UREF entered into an Assignment and Assumption of Portfolio Services Agreement with JKD pursuant to which JKD oversees the management of the Partnership.

On January 29, 1996, SCM and SII entered into a purchase agreement to sell their partnership interests in UAC to OS and JKD, respectively. The transfer documents were executed January 31, 1996, and placed into escrow. The transfer would not be effective until certain conditions precedent were satisfied and, if the conditions precedent were not satisfied by April 29, 1996, the transfer documents would be returned to SCM and SII and the transfer would not occur. On April 29, 1996 the purchase agreement was amended to facilitate the substitution of OSGPC for JKD and to extend the escrow period through June 30, 1996. On June 25, 1996 a Second Amendment of Escrow Agreement was entered into to extend the escrow period through August 31, 1996.


NOTE 11 - SUBSEQUENT EVENTS
- ---------------------------

On January 29, 1996, SCM and SII entered into a purchase agreement to sell their partnership interests in UAC to OS and JKD, respectively. The transfer documents were executed January 31, 1996, and placed into escrow. The transfer would not be effective until certain conditions precedent were satisfied and, if the conditions precedent were not satisfied by April 29, 1996, the transfer documents would be returned to SCM and SII and the transfer would not occur. On April 29, 1996 the purchase agreement was amended to facilitate the substitution of OSGPC for JKD

                                      F25

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

NOTE 11 - SUBSEQUENT EVENTS (CONTINUED)
- ---------------------------------------

and to extend the escrow period through June 30, 1996. On June 25, 1996 a Second Amendment of Escrow Agreement was entered into to extend the escrow period through August 31, 1996.

The Partnership filed a claim against Silo California, Inc. on February 9, 1996, in a bankruptcy proceeding entitled In re: Silo California, Inc., a California
                                    ------------------------------------------
corporation, No. 95-1581 (U.S. Bankruptcy Court, District of Delaware), to
- -----------
recover on the $41,757 unlawful detainer judgment. A second claim in the amount of $312,992 for additional damages related to breach of the lease was filed on February 20, 1996 against Silo California, Inc. and an identical $312,992 claim was filed against Silo Holdings, Inc. in In re: Silo Holdings, Inc., No. 95-
                                         --------------------------
1578 (U.S. Bankruptcy Court, District of Delaware) on February 20, 1996. All three claims are still pending.

As of March 30, 1996, the borrower on the Bank of San Pedro Office Building note receivable ceased making regularly scheduled debt payments constituting an event of default. The borrower has currently cured the default situation; however, a provision for loss in the amount of $100,000 was recorded in 1995 in the event of any future complications.

NOTE 12 - PRO FORMA INFORMATION
- -------------------------------

Unaudited pro forma balance sheet information as of December 31, 1994, has been prepared to reflect the financial condition of the Partnership as if the sales of the Bank of San Pedro Office Building and the Las Oficinas Note Receivable had occurred on December 31, 1994.

                                                Pro Forma
                                  Historical   Adjustments            Pro Forma
                                  -----------  ------------          -----------

Real estate investments           $11,799,899  $         -           $11,799,899
Cash                                  197,283      289,856   (C)         487,139
Accounts receivable                    84,929      (43,111)  (A)          41,818
Note receivable                       750,000     (750,000)  (B)               -
                                                   350,000   (D)         350,000
Other assets                          411,834        4,178   (A)         416,012
Repossessed real estate held
 for resale                         1,422,391   (1,422,391)  (A)               -
                                  -----------  -----------           -----------
                                  $14,666,336  $(1,571,468)          $13,094,868
                                  ===========  ===========           ===========


Mortgage notes payable            $ 9,453,587  $         -           $ 9,453,587
Note payable to Southmark
 affiliate                          1,086,554   (1,086,554)  (A)               -
Accounts payable and other
 liabilities                          655,655     (282,749)  (A)         372,906
Accounts payable - affiliates         570,112            -               570,112
Partners' equity                    2,900,428     (202,165)  (A)(B)    2,698,263
                                  -----------  -----------           -----------
                                  $14,666,336  $(1,571,468)          $13,094,868
                                  ===========  ===========           ===========

                                      F26

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

NOTE 12 - PRO FORMA INFORMATION (CONTINUED)
- -------------------------------------------

Unaudited pro forma information for the year ended December 31, 1994, has been prepared to reflect the results of operations as if the sales of the Bank of San Pedro Office Building and the Las Oficinas Note Receivable had occurred on January 1, 1994. The results are not necessarily indicative of the results which would have occurred had these transactions been consummated at the beginning of 1994 or of future results of operations of the Partnership.

                                              Pro Forma
                                Historical   Adjustments            Pro Forma
                                ----------   -----------           -----------
Revenues:
  Rental income                $ 2,484,310    $ (305,677)  (E)     $ 2,178,633
  Interest                         212,896      (207,852)  (F)
                                                  31,500   (D)          36,544
                               -----------    ----------           -----------
                                 2,697,206      (482,029)            2,215,177
                               -----------    ----------           -----------
Expenses:
  Interest                       1,335,552      (391,513)  (E)(F)      944,039
  Depreciation and
   amortization                    464,185             -               464,185
  Property taxes                   205,576       (47,071)  (E)         158,505
  Operating expenses             1,260,566      (238,464)  (E)       1,022,102
  General and administrative       527,030         3,983   (E)         531,013
                               -----------    ----------           -----------
                                 3,792,909      (673,065)            3,119,844
                               -----------    ----------           -----------

Net operating loss              (1,095,703)     (191,036)             (904,667)

Other income (expenses):
  Loss on sale of note
   receivable                      350,000     1,231,809   (F)       1,581,809
  Loss on modification of
   note receivable                 530,695      (530,695)                    -
  Loss on sale of
   repossessed real estate
   held for resale                       -       154,138   (E)         154,138
                               -----------    ----------           -----------

Net loss                       $(1,976,398)   $ (664,216)          $(2,640,614)
                               ===========    ==========           ===========

Net Loss per Limited
 Partnership Unit              $    (56.79)   $   (19.09)          $    (75.88)
                               ===========    ==========           ===========

Pro Forma Adjustments
- ---------------------

(A) To record the effect of the sale of Bank of San Pedro Office Building including (1) a reduction in repossessed real estate held for resale and retirement of underlying note payable to Southmark affiliate and (2) reductions in accounts receivable, other assets, accounts payable and other liabilities resulting from the disposition of the property.
(B) To record the effect of the sale of the Las Oficinas Note Receivable.
(C) To record the cash proceeds from the sales ($1,750,000), security deposit cash surrendered ($1,706), and cash payments of selling expenses, accounts payable, and repayment of debt ($1,458,438).
(D) To record the note receivable received as proceeds and interest earned from the sale of the Bank of San Pedro Office Building.
(E) To remove the revenues and expenses related to the Bank of San Pedro Office Building rental operations and record loss on the sale of the Bank of San Pedro Office Building.
(F) To remove interest income, interest expense, and record loss on the sale of the Las Oficinas note receivable.

                                      F27

                                                                 SCHEDULE VIII

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

                       VALUATION AND QUALIFYING ACCOUNTS

                               December 31, 1995

                                                       Additions
                                                 ------------------------
                                   Balance at    Charged to    Charged to                   Balance at
                                   Beginning     Costs and       Other                        End of
Description                        of Period      Expenses      Accounts     Deductions       Period
- -----------                        ----------    ----------    ----------    -----------    ----------
1995
- ----
Allowance for Doubtful Accounts    $   72,740    $  107,044    $         -   $ (72,740)     $ 107,044

Allowance for Notes Receivable     $        -       100,000             -            -        100,000

1994
- ----
Allowance for Doubtful Accounts    $  362,981        72,740             -     (362,981)        72,740

Allowance for Notes Receivable     $  270,000             -             -     (270,000)            -

1993
- ----
Allowance for Doubtful Accounts    $  362,981             -             -            -        362,981

Allowance for Notes Receivable     $  270,000             -             -            -        270,000

                                      F28

                                                                    SCHEDULE X


                      UNIVERSITY REAL ESTATE PARTNERSHIP V

               SUPPLEMENTARY STATEMENTS OF OPERATIONS INFORMATION

              For the Years Ended December 31, 1995, 1994 and 1993

                                                Charged to Expense
                                           ----------------------------
             Item                            1995      1994      1993
- -------------------------------            --------  --------  --------

Maintenance and repairs                    $201,633  $226,012  $238,061

Taxes, other than payroll and
  income taxes                              138,106   205,576   116,811



1) Amortization of deferred borrowing costs was not set forth as such items do not exceed one percent of total sales as shown in the related statements of operations.

2) Advertising costs was not set forth as such items do not exceed one percent of total sales as shown in the related statements of operations.

3)  Royalty expense is not applicable to these financial statements.

                                      F29

                                                                  SCHEDULE XI


                      UNIVERSITY REAL ESTATE PARTNERSHIP V

     REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION

                               December 31, 1995




                                                Initial Costs                Costs
                                         ----------------------------     Capitalized
                                                          Buildings       Subsequent
                         Related                            and                to           Cumulative
Description           Encumbrances         Land         Improvements      Acquisition      Write-downs
- -----------           ------------      ----------      ------------      -----------      ------------

Glasshouse Square
Shopping Center
  San Diego, CA       $  8,928,265      $1,540,892      $ 11,268,742      $ 4,659,956      $(2,400,000)

Washington Towne
Apartments
  Atlanta, GA            1,746,666         524,145           931,812          688,749                -
                      ------------      ----------      ------------      -----------      -----------

                      $ 10,674,931      $2,065,037      $ 12,200,554      $ 5,348,705      $(2,400,000)
                      ============      ==========      ============      ===========      ===========


                               Gross Amount at
                        Which Carried at Close of Period
                    ---------------------------------------      Accumulated
                                    Buildings                   Depreciation
                                       and                          and          Date of         Date       Depreciable
Description           Land         Improvements    Total(s)     Amortization   Construction    Acquired    lives (years)
- -----------         ----------     ------------   ----------    ------------   ------------    --------    -------------
                    $4,731,102     $12,163,008    $16,894,110   $(7,152,145)      1981           12/78         3-30
Glasshouse Square
Shopping Center
  San Diego, CA
                       524,145       1,766,165      2,290,310      (358,580)      1971           07/91         3-25
Washington Towne    ----------    ------------    -----------   ------------
Apartments
  Atlanta, GA       $5,255,247     $13,929,173    $19,184,420   $(7,510,725)
                    ==========    ============    ===========   ============

(a) The aggregate cost of real estate for Federal Income tax purposes was $19,295,359 at December 31, 1995.

                                      F30

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

     Real Estate Investments and Accumulated Depreciation and Amortization

                              Note to Schedule XI



Changes in real estate investments and accumulated depreciation and amortization are as follows:

                                          For the years ended December 31,
                                      -----------------------------------------
                                          1995           1994          1993
                                      ------------  -------------  ------------

Real estate:
- ------------

Balance at beginning of year          $ 18,835,045   $ 18,724,518  $ 16,754,395

Acquisitions                                88,548             -      1,716,005

Improvements                               260,827       110,527        254,118

Dispositions                                     -             -              -
                                      ------------  ------------   ------------

Balance at end of year                $ 19,184,420  $ 18,835,045   $ 18,724,518
                                      ============  ============   ============

Accumulated depreciation and amortization:
- ------------------------------------------

Balance at beginning of year          $ 7,035,146   $ 6,580,210    $ 6,107,481

Depreciation and amortization             475,579       454,936        472,729
                                      -----------   -----------    -----------

Balance at end of year                $ 7,510,725   $ 7,035,146    $ 6,580,210
                                      ===========   ===========    ===========

                                      F31

                                                                    SCHEDULE XII

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

                         MORTGAGE LOANS ON REAL ESTATE

                               DECEMBER 31, 1995

                                                                                                                 Principal Amount
                                                                                                                 of Loans Subject
                                              Final       Periodic                    Face        Carrying        to Delinquent
                                             Maturity     Payment       Prior       Amount of     Amount of        Principal or
     Description             Interest Rate    Date         Terms        Liens       Mortgage      Mortgage           Interest
     -----------            --------------  ---------    ---------     -------    -----------    -----------     ----------------
 Mortgage payable on            8.625%       October        (1)        None       $ 1,750,000    $ 1,746,666          None
  Washington Towne                             2005
  Apartments, secured by
  a first lien deed of
  trust

 Mortgage payable on            9.5%         December       (2)        None       $ 7,314,713    $ 7,435,834          None
   Glasshouse Square                           2000
   Shopping Center, secured
   by a first lien deed of
   trust with an additional
   advance note of $400,000

 Mortgage payable on             11%        September       (3)      See above    $ 1,492,431    $ 1,492,431          None
   Glasshouse Square                           2000
   Shopping Center, secured
   by a second lien deed of
   trust

(1) Monthly installments of principal and interest of $14,239.
(2) Varying monthly installments of principal and interest.
(3) Monthly installments of interest only of $6,595.

                                      F32

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

Price Waterhouse LLP served as the independent accountant previously engaged to audit the financial statements of University Real Estate Partnership V (the "Partnership") for the three years ended December 31, 1993. On May 10, 1995, the Partnership's Manager selected Wallace Sanders & Company to serve the Partnership as its independent accountant to audit the Partnership's finacial statements for the calendar year ended December 31, 1994. The failure of the Manager of the Partnership to select Price Waterhouse LLP as the Partnership's independent accountant to audit the financial statements for the year ended December 31, 1994, constituted Price Waterhouse LLP being "dismissed" (as such term is used in Item 304 of Regulation S-K).

During the years Price Waterhouse LLP served as the independent accountants to audit the financial statements of the Partnership and thereafter through the date hereof, the Partnership has not had any disagreement with Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreement, if not resolved to the satisfaction of Price Waterhouse LLP, would have caused Price Waterhouse LLP to make reference to the subject matter of the disagreement in connection with this report. The decision to change accountants was not recommended by an audit or similar committee (since the Manager has no such committee) and was made only by the Manager.

The Partnership has provided Price Waterhouse LLP with a copy of the foregoing disclosures at the same time as the filing of this report with the Commission and has requested such former accountant to furnish the Partnership with a letter addressed to the Securities and Exchange Commission (the "Commission") stating whether Price Waterhouse LLP agrees with the statements made by the Partnership herein and, if not, stating the respects in which it does not agree. Price Waterhouse LLP by letter dated July 18, 1995, addressed to the Office of the Chief Accountant of the Commission, advised that it agrees with the statements made by the Partnership. A copy of the Price Waterhouse LLP letter was attached to Form 8-K as filed with the Securities and Exchange Commission on July 24, 1995.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -------   --------------------------------------------------

The Partnership does not have officers or directors. University Advisory Company is the General Partner of the Partnership. Southmark Commercial Management, Inc. and Southmark Investors, Inc., both wholly-owned subsidiaries of Southmark Corporation, are the two general partners of UAC. The executive officer and director of the General Partner who controls the affairs of the Partnership is as follows:


                                       Other Principal Occupations and Other
Name and Position          Age         Directorships During the Past 5 Years
- -----------------          ---         -------------------------------------
Glen Adams,                 57         Chairman of the Board, Chief Executive
Director, President                    Officer and President of Southmark
and Chief Executive                    Corporation. Prior to joining Southmark,
Officer                                Mr. Adams served as Chairman, President
                                       and General Counsel (1986-1989) of The
                                       Great Western Sugar Company, a sugar
                                       manufacturer, manging and liquidating its
                                       assets during Chapter 11 proceedings. Mr.
                                       Adams also serves as a Director of
                                       Southmark San Juan, Inc., an affiliate of
                                       Southmark. Mr. Adams also serves as
                                       Director of Zale Corporation and U.S.
                                       Home Corporation.

ITEM 11.  EXECUTIVE COMPENSATION
- --------  ----------------------

No individual principal or principals as a group received over $60,000 in direct remuneration from the Registrant.

The General Partner is not compensated directly for services rendered to the Partnership. Certain officers and directors of the General Partner and Hampton receive compensation from the General Partner or Hampton and/or their affiliates (but not from the Registrant) for services performed for various affiliated entities which may include services performed for the Registrant. See "Item 13
- - Certain Relationships and Related Transactions" and Note 2 to the financial statements appearing in Item 8.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- --------  --------------------------------------------------------------

(A)  Security Ownership of certain beneficial owners.

     No individual or group as defined by Section 13(d)(3) of the Securities Exchange Act of 1934, known to the Registrant is the beneficial owner of more than 5 percent of the Registrant's securities.

(B)  Security ownership of management.

     Neither the General Partner nor any of its officers or directors owns any Limited Partnership Units.

     The General Partner is entitled to distributions of cash from operations and from other sources (primarily from the sale or refinancing of Partnership properties and the reserve account) as set forth in
     Item 8 - "Note 8 - Distributions."

(C)  Change in Control.

     None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------  ----------------------------------------------

Beginning December 14, 1992, Property Management and Portfolio Services Agreements were entered into with Hampton UREF and the Partnership began paying property management fees, through a subcontract agreement with the Hampton UREF, to Hampton and began reimbursing Hampton for its costs of administering the Partnership's affairs. Beginning April 20, 1994, the Partnership began paying property management fees to Insignia, through a Property Management Subcontract Agreement with Hampton UREF and later the Partnership directly. On December 30, 1994 an Assignment and Assumption of Portfolio Services Agreement was entered into between Hampton UREF and JKD whereby the Partnership began reimbursing JKD for its costs of administering the Partnership's affairs.

Compensation or reimbursements paid to or accrued for the benefit of Hampton and affiliates and Insignia during 1995 are as follows:


                                                               JKD               Insignia
                                                               ---               --------
     Property management fees                               $        -          $  108,846
     Charged to general and administrative expense:
        Partnership and finacial administration,
          data processing, accounting and tax
          reporting, and investor relations                    147,505                   -
        Asset management fees                                   95,714                   -
                                                            ----------          ----------
     Total compensation and reimbursements                  $  243,219          $  108,846
                                                            ==========          ==========

                                    PART IV

ITEM 14.  EXHIBITS, CONSOLIDATED FINACIAL STATEMENTS, SCHEDULES AND REPORTS ON
- --------  --------------------------------------------------------------------
          FORM 8-K
          --------

(a)(1)    Consolidated Financial Statements

          Consolidated finacial statements for University Real Estate Partnership V, listed in the Index to the Consolidated Financial Statements and Supplementary Data on page 16, are filed as part of this Annual Report.

(a)(2)    Consolidated Financial Statement Schedules

          Consolidated Financial Statement Supplementary Data for University Real Estate Partnership V, listed in the Index to the Consolidated Financial Statements and Supplementary Data on page 16, are filed as part of this Annual Report.

                                                                     Page
                                                                     ----

(a)(3)    Index to Exhibits.........................................  17

(b)       Reports on Form 8-K.......................................  20
(a)(3) The following documents are filed as part of this report and is an index to the exhibits.

          Exhibit
          Number       Description
          ------       -----------

          3.1 Limited Partnership Agreement (Incorporated by reference to Registration Statement No. 2-74914 on Form S-11 filed by Registrant).

          3.2i         Articles of Incorporation of Washington Towne, Inc.
                       executed on August 9, 1995. (6)

          3.2ii        Washington Towne, Inc. Bylaws. (6)

          3.3i Articles of Organization of Washington Towne Apartments, L.L.C. executed on August 9, 1995. (6)

          3.3ii Operating Agreement of Washington Towne Apartments, L.L.C. entered into and dffective August 9, 1995 by and between Washington Towne, Inc., a Georgia corporation and University Real Estate Partnership V, a California limited partnership. (6)

          4. Limited Partnership Agreement (Incorporated by reference to Registration Statement No. 2-74914 on Form S-11 filed by Registrant).

          4.1          Trust Indenture Agreement (Incorporated by reference to
                       Exhibit 4.1 to Registration Statement 2-74914 on Form S-11 filed by Registrant).

          10.1 Asset Purchase Agreement among Southmark Corporation and its affiliates and SHL Acquisition Corp. III dated March 9, 1993, (2)

          Exhibit
Number    Description
- ------    -----------
10.2 Asset Purchase Agreement amoung Southmark Corporation and its affiliates and SHL Acquisition Corp. III dated March 9, 1993 as amended by the First Amendment to Asset Purchase Agreement dated April 22, 1993. Incorporated by reference to the Annual Report of the Registration on Form 10-K for the period ended December 31, 1992, as filed with the Securities and Exchange Commission on May 1, 1993.

10.3 Asset Purchase Agreement amoung Southmark Corporation and its affiliates and SHL Corp. III dated March 9, 1993, as amended by the Second Amendment to Asset Purchase Agreement dated December 14, 1993.
          (2)

10.4 University V Option Agreement entered into as of December 16, 1993, by and amoung University Advisory Company and Hampton Realty Partners, L.P. and/or its Permitted Assigns. (3)

10.5 Portfolio Services Agreement between the Partnership and Hampton UREF Management, Ltd. dated December 16, 1993 to be effective as of December 14, 1992. (3)

10.6 Assignment of Rights of the Asset Purchase Agreement between SHL Acquisition Corp. III and Hampton HCW, Hampton Realty Partners, L.P., and Hampton UREF Management, Ltd. dated December 16, 1993. (3)

10.7 Portfolio Service Subcontract between Hampton UREF Management, Ltd. and IFGP Corporation dated April 20, 1994. (3)

10.8 Property Management Subcontract between Hampton UREF Management, Ltd. and Insignia Management Group, L.P. dated April 20, 1994. (3)

10.9 Purchase Agreement between Hampton Realty Partners, L.P. and Insignia Financial Group, Inc. dated April 20, 1994. (3)

10.10 Note dated June 10, 1994 by and between University Real Estate Partnership V, a California limited partnership, and Southmark Corporation, a Georgia corporation, in the amount of $877,000.00. (3)

10.11 Settlement Agreement between PDP Venture V, a California limited partnership, and University Real Estate Partnership V, a California limited partnership, dated June 20, 1994. (3)

10.12 Portfolio Services Subcontract Agreement between Hampton UREF Management, Ltd. and IFGP Corporation dated April 20, 1994 as amended July 31, 1994. (3)

10.13 Termination of Purchase Agreement between Hampton Realty Partners, L.P. and Insignia Financial Group, Inc. dated August 8, 1994. (3)

10.14 Property Management Subcontract Agreement between Hampton UREF Management, Ltd. and Insignia Management Group, L.P. dated April 20, 1994, as amended August 8, 1994. (3)

10.15 Termination of Property Management Agreement between Hampton UREF Management, Ltd. and the Partnership dated August 8, 1994. (3)

          Exhibit
          Number       Description
          ------       -----------

          10.16 Property Management Agreement between the Partnership and Insignia Commercial Group, Inc., dated August 8, 1994.
                       (3)

          10.17 Termination of Property Management Subcontract Agreement between Hampton UREF Management, Ltd. and Insignia Management Group, Ltd. dated September 1, 1994. (3)

          10.18 Assignment and Assumption of Portfolio Services Agreement between Hampton UREF Management, Ltd. and JKD Financial Management, Inc. dated December 30, 1994. (4)

          10.19 Assignment and Assumption of Option Agreement between Hampton Realty Partners, L.P. and JKD Financial Management, Inc. dated December 30, 1994. (4)

          10.20 Modification and/or Extension Agreement dated March 27, 1995 by and between Imperial Bank, a California banking corporation, and University Real Estate Partnership V, a California limited partnership. (5)

          10.21 Disbursement Agreement and Deed of Trust dated March 27, 1995, between Imperial Bank, a California banking corporation, and University Real Estate Partnership V, a California limited partnership for the additional line of credit granted to the Partnership in the amount of $400,000. (5)

          10.22 Forbearance Agreement dated March 27, 1995 by and between University Real Estate Partnership V, a California limited partnership and Imperial Bank, a California banking corporation. (5)

          10.23 Note dated March 31, 1995 by and between University Real Estate Partnership V, a California limited partnership, and Imperial Bank, a California banking corporation in the amount of $250,000. (5)

          10.24 Amended and Restated Forbearance Agreement entered into on April 28, 1995 by and between University Real Estate Partnership V, a California limited partnership and Imperial Bank, a California banking corporation. (5)

          10.25 Promissory Note dated September 13, 1995 by and between Washington Towne Apartments, L.L.C. and First Union National Bank of North Carolina for the principal amount of $1,750,000. (6)

          10.26 Deed to Secure Debt and Security Agreement dated September 13, 1995 by and between Washington Towne Apartments, L.L.C. and First Union National Bank of North Carolina. (6)

          10.27 Assignment of Leases and Rents dated September 13, 1995, by and between Washington Apartments, L.L.C. and First Union Bank of North Carolina. (6)

          10.28 Indemnity and Guaranty Agreement dated September 13, 1995 by and between University Real Estate Partnership V and First Union National Bank. (6)

          Exhibit
          Number       Description
          ------       -----------

          11. Statement regarding computation of Net Loss per Limited Partnership Unit: Net Loss per Limited Partnership Unit is computed by dividing net loss allocated to the Limited Partners by the number of Limited Partnership Units outstanding. Per unit information has been computed based on 34,353 and 34,453 Limited Partnership Units outstanding in 1995 and 1994 respectively.

          16. Letter dated July 18, 1995 from Price Waterhouse LLP with respect to a change in certifying accountant. Incorporated by reference to Form 8-K - Current Report for the period ending September 30, 1995, as filed with the Securities and Exchange Commission on July 24, 1995.

(2) Incorporation by reference to Annual Report of the Registrant on Form 10-K for the period ended December 31, 1993, as filed with the Securities and Exchange Commission on March 30, 1995.

(3) Incorporated by reference to Quarterly Report of the Registrant on Form 10-Q for the period ended September 30, 1994, as filed with the Securities and Exchange Commission on October 6, 1995.

(4) Incorporated by reference to Annual Report of the Registrant on Form 10-K for the period ended December 31, 1994, as filed with the Securities and Exchange Commission on October 10, 1995.

(5) Incorporated by reference to Quarterly Report of the Registrant on Form 10-Q for the period ending March 31, 1995, as filed with the Securities and Exchange Commission on November 20, 1995.

(6) Incorporated by reference to Quarterly Report of the Registrant on Form 10-Q for the period ending September 30, 1995, as filed with the Securities and Exchange Commission on May 23, 1996.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended December 31, 1995.

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

                                SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        UNIVERSITY REAL ESTATE PARTNERSHIP V

                                        By:  UNIVERSITY ADVISORY COMPANY
                                             General Partner

                                        By:  SOUTHMARK INVESTORS, INC.
                                             a General Partner

   July 17, 1996                        By:  /s/ Glen Adams
- --------------------------                   ---------------------------------
Date                                         Glen Adams, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   July 17, 1996                        By:  /s/ Glen Adams
- --------------------------                   ---------------------------------
Date                                         Glen Adams, President, Principal
                                             Executive Officer, and Director
                                             Southmark Investors, Inc.



   July 17, 1996                        By:  /s/ Charles B. Brewer
- --------------------------                   ---------------------------------
Date                                         Charles B. Brewer, Executive Vice
                                             President and Principal Financial
                                             and Accounting Officer Southmark
                                             Investors, Inc.