Form 10-Q
period 1996-03-31
UNIVERSITY REAL ESTATE PARTNERSHIP V
filed 1996-07-31
CIK 311173

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  March 31,  1996
                               -------------------------------------------------


                                       or


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                         to
                              -------------------------  -----------------------

Commission File Number   0-8914
                       ------------



                     UNIVERSITY REAL ESTATE PARTNERSHIP V
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                 California                         95-3240567
- --------------------------------------------------------------------------------
       State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)           Identification No.)


               2001 Ross Avenue, Suite 4600, Dallas, Texas 75201
- --------------------------------------------------------------------------------
            (Address of principal executive offices)   (Zip code)


                                   (214) 740-2209
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
Yes       No  X
   ------   ------

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1996


                                                                           Page
                                                                           ----

Part I - Financial Information

     Item 1 - Condensed Consolidated Financial Statements:

              (a) Condensed Consolidated Balance Sheets as of
                  March 31, 1996 and December 31, 1995                       3

              (b) Condensed Consolidated Statements of Operations
                  for the three months ended March 31, 1996 and 1995         4

              (c) Condensed Consolidated Statements of Cash Flows
                  for the three months ended March 31, 1996 and 1995         5

              (d) Notes to Condensed Consolidated Financial Statements       6

     Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            6

Part II - Other Information

     Item 6 - Exhibits and Reports on Form 8-K                               8

     Signatures (pursuant to General Instruction E)                          9

     All other items called for by the instructions are omitted as they are either inapplicable, not required, or the information is included in the Condensed Consolidated Financial Statements or Notes thereto.

                        PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
- -------  -------------------------------------------

(a)                   UNIVERSITY REAL ESTATE PARTNERSHIP V
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   March 31,
                                                                      1996      December 31,
                                                                  (Unaudited)       1995
                                                                  ------------  -------------
ASSETS
- ------

Real estate investments
   Land                                                           $ 5,255,247    $ 5,255,247
   Buildings and improvements                                      14,002,427     13,929,173
                                                                  -----------    -----------
                                                                   19,257,674     19,184,420

   Less:  Accumulated depreciation and
      amortization                                                 (7,638,202)    (7,510,725)
                                                                  -----------    -----------
                                                                   11,619,472     11,673,695
                                                                  -----------    -----------

Note receivable                                                       250,000        250,000

Cash and cash equivalents (including $18,381 and $17,990
  for security deposits at March 31, 1996 and
  December 31, 1995, respectively)                                    511,297        660,562
Accounts receivable, net of allowance for doubtful accounts of
  $107,044 at March 31, 1996 and December 31, 1995                     72,790         54,916
Deferred borrowing costs, net of accumulated amortization
  of $90,054 and $83,280 at March 31, 1996 and
  December 31, 1995, respectively                                     256,022        262,796
Prepaid expenses and other assets                                     542,940        514,303
                                                                  -----------    -----------
                                                                  $13,252,521    $13,416,272
                                                                  ===========    ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
- ------------------------------------------

Mortgage notes payable, net of discounts                          $10,795,914    $10,674,931
Accrued mortgage interest                                             107,932         86,568
Accrued property taxes                                                134,273         98,828
Accounts payable and accrued expenses                                 133,532        156,500
Subordinated real estate commissions                                  549,218        549,218
Security deposits                                                      24,323         48,932
                                                                  -----------    -----------
                                                                   11,745,192     11,614,977
                                                                  -----------    -----------

Partners' equity (deficit)
   Limited Partners - 50,000 units authorized; 34,353 units
     issued and outstanding (17,733 Income units and 16,620
     Growth/Shelter units)                                          2,043,560      2,334,586
   General Partner                                                   (536,231)      (533,291)
                                                                  -----------    -----------
                                                                    1,507,329      1,801,295
                                                                  -----------    -----------
                                                                  $13,252,521    $13,416,272
                                                                  ===========    ===========

See accompanying notes to condensed consolidated financial statements.

(b)                   UNIVERSITY REAL ESTATE PARTNERSHIP V
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                          Three Months Ended
                                                March 31,
                                          --------------------
                                            1996        1995
                                          ---------   --------

Revenues:
  Rental income                           $ 468,028   $ 603,762
  Interest                                    5,572     128,626
                                          ---------   ---------

     Total revenues                         473,600     732,388
                                          ---------   ---------

Expenses:
  Interest                                  249,991     335,727
  Depreciation and amortization             137,590     118,456
  Property taxes                             13,969      39,185
  Other property operations                 242,514     297,466
  General and administrative                123,502     128,518
                                          ---------   ---------

     Total expenses                         767,566     919,352
                                          ---------   ---------

Net loss                                  $(293,966)  $(186,964)
                                          =========   =========


Net loss allocable to General Partner     $  (2,940)  $  (1,870)
Net loss allocable to Limited Partners     (291,026)   (185,094)
                                          ---------   ---------

Net loss                                  $(293,966)  $(186,964)
                                          =========   =========


Net loss per Limited Partnership Unit:    $   (8.47)  $   (5.37)
                                          =========   =========


See accompanying notes to condensed consolidated financial statements.

(c)                    UNIVERSITY REAL ESTATE PARTNERSHIP V
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                      Three Months Ended
                                                                          March 31,
                                                                    ----------------------
                                                                       1996        1995
                                                                    ----------  ----------

Net loss                                                            $(293,966)  $(186,964)
                                                                    ---------   ---------

Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
     Depreciation and amortization                                    137,590     121,698
     Interest and fees added to note payable to Southmark affiliate         -     106,235
     Changes in assets and liabilities:
        Accounts receivable                                           (17,874)      6,621
        Prepaid expenses and other assets                             (31,977)      4,565
        Accounts payable and accrued expenses                         (22,968)     (7,289)
        Accrued mortgage interest                                      21,364     (52,089)
        Accrued property taxes                                         35,445      28,714
        Security deposits                                             (24,609)        102
                                                                    ---------   ---------

       Total adjustments                                               96,971     208,557
                                                                    ---------   ---------

Net cash (used in) provided by operating activities                  (196,995)     21,593
                                                                    ---------   ---------

Cash flows from investing activities:
  Additions to real estate investments                                (73,253)    (36,712)
                                                                    ---------   ---------

Net cash (used in) investing activities                               (73,253)    (36,712)
                                                                    ---------   ---------

Cash flows from financing activities:
  Advances from line of credit                                        146,141           -
  Principal payments on mortgage notes payable                        (25,158)    (62,352)
                                                                    ---------   ---------

Net cash provided by (used in) financing activities                   120,983     (62,352)
                                                                    ---------   ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (149,265)    (77,471)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      660,562     197,283
                                                                    ---------   ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 511,297   $ 119,812
                                                                    =========   =========


See accompanying notes to condensed consolidated financial statements.

                     UNIVERSITY REAL ESTATE PARTNERSHIP V
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
- ------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995. The December 31, 1995 condensed consolidated balance sheet was derived from audited numbers.

Certain reclassifications have been made to the 1995 balances to conform to the 1996 presentation.

NOTE 2 - TRANSACTIONS WITH AFFILIATES
- -------------------------------------

The general partner of the Partnership is University Advisory Company ("UAC" or the "General Partner"), a California general partnership. Southmark Commercial Management, Inc. ("SCM") and Southmark Investors, Inc. ("SII"), both wholly-owned subsidiaries of Southmark Corporation ("Southmark"), are the two general partners of UAC. On March 9, 1993, Southmark and several of its affiliates (including the General Partner) entered into an Asset Purchase Agreement with SHL Acquisition Corp. III, a Texas corporation, and its permitted assigns (collectively "SHL") to sell various general and limited partnership interests, among other things, owned by Southmark and its affiliates. On December 16, 1993, SHL entered into an Assignment of Rights and Option Agreement with Hampton Realty Partners, L.P. ("Hampton"), a Texas limited partnership, whereby Hampton acquired the right to purchase the option assets, among other things, subject to the approval of the Limited Partners. On December 30, 1994, Hampton entered into an Assignment and Assumption of Option Agreement with JKD Financial Management, Inc. ("JKD"), a Texas corporation, whereby, among other things, JKD obtained the right to acquire Hampton's rights to proxy into the Partnership subject to the approval of the Limited Partners. JKD currently oversees the management of the Partnership.

On January 29, 1996, SCM and SII entered into a purchase agreement to sell their partnership interests in UAC to OS Holdings, Inc. ("OS"), a Texas corporation, and JKD, respectively. The transfer documents were executed January 31, 1996, and placed into escrow. The transfer would not be effective until certain conditions precedent were satisfied and, if the conditions precedent were not satisfied by April 29, 1996, the transfer documents would be returned to SCM and SII and the transfer would not occur. On April 29, 1996, the purchase agreement was amended to facilitate the substitution of OS General Partner Company ("OSGPC"), a Texas corporation, for JKD and to extend the escrow period through June 30, 1996. On June 25, 1996, a Second Amendment of Escrow Agreement was entered into to extend the escrow period through August 31, 1996.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

The Partnership's net loss for the three months ended March 31, 1996 was $293,966. The net loss for the same period in 1995 was $186,964. Total revenues for the three months ended March 31, 1996 were $473,600 versus $732,388 for the same period in 1995. The decrease in total revenues in 1996 is primarily attributable to the sale of the Bank of San Pedro Office Building on July 20, 1995.

Total expenses for the three months ended March 31, 1996 were $767,566 versus $919,352 for the same period in 1995. The decrease in expenses in 1996 is primarily due to an decrease in interest expenses due to extension fees incurred on the Bank of San Pedro Office Building promissory note payable to Southmark in 1995. Other property operations decreased due to the sale of the Bank of San Pedro Office Building on July 20, 1995.

During the three months ended March 31, 1996, the Partnership recorded a decrease in cash of $149,265 versus a decrease of $77,471 for the same period in 1995. The statement of cash flows included an increase in cash used in operating activities of $218,588 primarily due to decreased revenues earned from the Bank of San Pedro Office Building that was sold on July 20, 1995. The statement of cash flows included an increase in cash used in investing activities of $36,541 due to increased property improvements in 1996. The statement of cash flows included an increase in cash provided by financing activities of $183,335, primarily due to less principal repayments of mortgage notes payable and an increase of $146,141 in the draw on the line of credit related to the Glasshouse Square mortgage payable.

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

Washington Towne Apartments - Atlanta, Georgia
- ----------------------------------------------

Average occupancy for the three months ended March 31, 1996 was 94% versus 95% for the same period in 1995. This decrease in occupancy is primarily due to property improvements which have been completed prior to the end of the first quarter of 1996 and have significantly enhanced the value of the property.

Glasshouse Square - San Diego, California
- -----------------------------------------

Average occupancy for the three months ended March 31, 1996 was 81% versus 75% for the same period in 1995. This increase in occupancy is primarily due to the execution of a lease with Ultrazone in May 1995.

In 1996, additional testing was conducted by the environmental engineers regarding the alleged leaking of petroleum products from underground storage tanks on the Garcia's Tract and part of Glasshouse Square parking lot. The engineers determined there was no "free product" at the portions of the site that were tested and, also, no human health risk exists at this time. Management does not believe that the County of San Diego will take further action. Therefore, this situation should not have a material effect on the Partnership.

Bank of San Pedro Note Receivable
- ---------------------------------

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

As of March 30, 1996, the borrower on the note receivable ceased making regularly scheduled debt payments constituting an event of default. The borrower has currently cured the default situation; however, a provision for loss in the amount of $100,000 was recorded in 1995 to reflect the market value of the real estate.

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)      Exhibits.

         Exhibit
         Number     Description
         ------     -----------

         3. and 4.  Limited Partnership Agreement (Incorporated by reference to
                    Registration Statement No. 2-74914 on Form S-11 filed by Registrant).

         11. Statement regarding computation of Net Loss per Limited Partnership Unit: Net Loss per Limited Partnership Unit is computed by dividing net loss allocated to the Limited Partners by the number of Limited Partnership Units outstanding. Per unit information has been computed based on 34,353 and 34,453 Limited Partnership Units outstanding in 1996 and 1995, respectively.

         16. Letter dated July 18, 1995 from Price Waterhouse with respect to a change in certifying accountant. Incorporated by reference to Form 8-K - Current Report for the period ending September 30, 1995, as filed with the Securities and Exchange Commission on July 24, 1995.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1996.

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



                              UNIVERSITY REAL ESTATE PARTNERSHIP V

                              By: UNIVERSITY ADVISORY COMPANY
                                  General Partner

                              By: SOUTHMARK INVESTORS, INC.
                                  a General Partner



      July 30, 1996           By: /s/ Glen Adams
- -------------------------        ----------------------------------------------
          Date                   Glen Adams, President
                                 Southmark Investors, Inc.



      July 30, 1996           By: /s/ Charles B. Brewer
- -------------------------        ----------------------------------------------
          Date                   Charles B. Brewer, Executive Vice President
                                 and Principal and Accounting Financial Officer Southmark Investors, Inc.