Form 10-Q
period 1996-06-30
UNIVERSITY REAL ESTATE PARTNERSHIP V
filed 1996-08-13
CIK 311173

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  June 30, 1996
                                -------------


                                       or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _________________ to _________________

Commission File Number   0-8914
                         ------


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
Yes   X   No
    -----    -----

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1996


                                                                         Page
                                                                         ----

Part I - Financial Information

  Item 1 - Condensed Consolidated Financial Statements:

           (a) Condensed Consolidated Balance Sheets as
               of June 30, 1996 and December 31, 1995                      3

           (b) Condensed Consolidated Statements of
               Operations for the three and six months
               ended June 30, 1996 and 1995                                4

           (c) Condensed Consolidated Statements of Cash
               Flows for the six months ended June 30,
               1996 and 1995                                               5

           (d) Notes to Condensed Consolidated Financial
               Statements                                                  6

  Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             6

Part II - Other Information

  Item 6 - Exhibits and Reports on Form 8-K                                8

  Signatures (pursuant to General Instruction E)                           9

  All other items called for by the instructions are omitted as they are either inapplicable, not required, or the information is included in the Condensed Consolidated Financial Statements or Notes thereto.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
- -------  -------------------------------------------

                     UNIVERSITY REAL ESTATE PARTNERSHIP V
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 June 30,
                                                                   1996      December 31,
                                                               (Unaudited)       1995
                                                               ------------  -------------
ASSETS
- ------

Real estate investments
   Land                                                        $ 5,255,247    $ 5,255,247
   Buildings and improvements                                   14,034,094     13,929,173
                                                               -----------    -----------
                                                                19,289,341     19,184,420

   Less:  Accumulated depreciation and
      amortization                                              (7,769,494)    (7,510,725)
                                                               -----------    -----------
                                                                11,519,847     11,673,695
                                                               -----------    -----------

Note receivable                                                    250,000        250,000

Cash and cash equivalents (including $19,737 and $17,990
  for security deposits at June 30, 1996 and
  December 31, 1995, respectively)                                 501,695        660,562
Accounts receivable, net of allowance for doubtful accounts
  of $107,044 at June 30, 1996 and December 31, 1995                36,446         54,916
Deferred borrowing costs, net of accumulated amortization
  of $97,092 and $83,280 at June 30, 1996 and
  December 31, 1995, respectively                                  248,984        262,796
Prepaid expenses and other assets                                  484,826        514,303
                                                               -----------    -----------
                                                               $13,041,798    $13,416,272
                                                               ===========    ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
- ------------------------------------------

Mortgage notes payable, net of discounts                       $10,798,292    $10,674,931
Accrued mortgage interest                                          130,468         86,568
Accrued property taxes                                             169,718         98,828
Accounts payable and accrued expenses                              120,142        156,500
Subordinated real estate commissions                               549,218        549,218
Security deposits                                                   25,678         48,932
                                                               -----------    -----------
                                                                11,793,516     11,614,977
                                                               -----------    -----------

Partners' equity (deficit)
   Limited Partners - 50,000 units authorized; 34,353 units
     issued and outstanding (17,733 Income units and 16,620
     Growth/Shelter units)                                       1,787,103      2,334,586
   General Partner                                                (538,821)      (533,291)
                                                               -----------    -----------
                                                                 1,248,282      1,801,295
                                                               -----------    -----------
                                                               $13,041,798    $13,416,272
                                                               ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                     UNIVERSITY REAL ESTATE PARTNERSHIP V
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                              Three Months Ended       Six Months Ended
                                                    June 30,                June 30,
                                            ----------------------  ------------------------
                                               1996        1995        1996         1995
                                            ----------  ----------  -----------  -----------
Revenues:
  Rental income                             $ 512,065   $ 650,030   $  980,093   $1,253,792
  Interest                                     10,815       6,738       16,387      135,364
  Other income                                      -      32,053            -       32,053
                                            ---------   ---------   ----------   ----------

     Total revenues                           522,880     688,821      996,480    1,421,209
                                            ---------   ---------   ----------   ----------

Expenses:
  Interest                                    258,673     252,574      508,664      581,820
  Depreciation and amortization               141,670     120,561      279,260      245,498
  Property taxes                               35,445      42,253       49,414       81,438
  Other property operations                   240,913     326,949      483,426      624,415
  General and administrative                  105,227     134,870      228,729      263,388
                                            ---------   ---------   ----------   ----------

     Total expenses                           781,928     877,207    1,549,493    1,796,559
                                            ---------   ---------   ----------   ----------

Loss before extraordinary item               (259,048)   (188,386)    (553,013)    (375,350)

Extraordinary item - gain on
  debt forgiveness                                  -      75,000            -       75,000
                                            ---------   ---------   ----------   ----------

Net loss                                    $(259,048)  $(113,386)  $ (553,013)  $ (300,350)
                                            =========   =========   ==========   ==========

Net loss allocable to General
  Partners                                  $  (2,590)  $  (1,134)  $   (5,530)  $   (3,003)
Net loss allocable to Limited
  Partners                                   (256,458)   (112,252)    (547,483)    (297,347)
                                            ---------   ---------   ----------   ----------

Net loss                                    $(259,048)  $(113,386)  $ (553,013)  $ (300,350)
                                            =========   =========   ==========   ==========
Net loss per Limited Partnership
 Unit                                       $   (7.47)  $  ( 3.26)  $   (15.94)  $    (8.63)
                                            =========   =========   ==========   ==========

See accompanying notes to condensed consolidated financial statements.

                     UNIVERSITY REAL ESTATE PARTNERSHIP V
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                       Six Months Ended
                                                                           June 30,
                                                                    ----------------------
                                                                       1996        1995
                                                                    ----------  ----------
Net loss                                                            $(553,013)  $(300,350)
                                                                    ---------   ---------

Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
  Depreciation and amortization                                       279,260     245,498
  Interest and fees added to note payable to Southmark affiliate            -     117,772
  Gain on forgiveness of debt                                               -     (75,000)
  Changes in assets and liabilities:
     Accounts receivable                                               18,469      14,409
     Prepaid expenses and other assets                                 22,798     (41,864)
     Accounts payable and accrued expenses                            (36,358)     (5,883)
     Accrued mortgage interest                                         43,900     (22,855)
     Accrued property taxes                                            70,890      70,967
     Security deposits                                                (23,254)      4,780
                                                                    ---------   ---------

       Total adjustments                                              375,705     307,824
                                                                    ---------   ---------

Net cash (used in) provided by operating activities                  (177,308)      7,474
                                                                    ---------   ---------

Cash flows from investing activities:
  Additions to real estate investments                               (104,920)    (89,373)
  Sale of Las Oficinas note receivable                                      -     750,000
                                                                    ---------   ---------

Net cash (used in) provided by investing activities                  (104,920)    660,627
                                                                    ---------   ---------

Cash flows from financing activities:
  Principal payments on mortgage notes payable                        (52,370)   (104,502)
  Principal payment on note payable to Southmark affiliate                  -    (750,000)
  Advances from line of credit                                        175,731      53,149
                                                                    ---------   ---------

Net cash provided by (used in) financing activities                   123,361    (801,353)
                                                                    ---------   ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (158,867)   (133,252)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      660,562     197,283
                                                                    ---------   ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 501,695   $  64,031
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

                      UNIVERSITY REAL ESTATE PARTNERSHIP V
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
- ------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995. The December 31, 1995 condensed consolidated balance sheet was derived from audited numbers.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

The Partnership's net loss for the six months ended June 30, 1996 was $553,013. The net loss for the same period in 1995 was $300,350. Total revenues for the six months ended June 30, 1996 were $996,480 versus $1,421,209 for the same period in 1995. The decrease in total revenues in 1996 is primarily attributable to the sale of the Bank of San Pedro Office Building on July 20, 1995.

Total expenses for the six months ended June 30, 1996 were $1,549,493 versus $1,796,559 for the same period in 1995. The decrease in expenses in 1996 is primarily due to a decrease in interest expenses due to extension fees incurred on the Bank of San Pedro Office Building promissory note payable to Southmark in 1995. Other property operations decreased due to the sale of the Bank of San Pedro Office Building on July 20, 1995.

During the six months ended June 30, 1996, the Partnership recorded a decrease in cash of $158,867 versus a decrease of $133,252 for the same period in 1995. The statement of cash flows included an increase in cash used in operating activities of $184,782 due to an increase in escrows used for property improvements, an increase in Glasshouse Square accrued mortgage interest related to additional advances, and a decrease in revenues earned from the Bank of San Pedro Office Building that was sold on July 20, 1995. The statement of cash flows included an increase in cash used in investing activities of $765,547 due to increased property improvements in 1996 and the sale of the Las Oficinas note receivable on April 7, 1995 for $750,000. The statement of cash flows included an increase in cash provided by financing activities of $924,714, primarily due to a reduction in principal repayments of mortgage notes payable, an increase of $122,582 in the draw on the line of credit related to the Glasshouse Square mortgage payable and a principal prepayment of $750,000 on the note payable to a Southmark affiliate in 1995.

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

Washington Towne Apartments - Atlanta, Georgia
- ----------------------------------------------

Average occupancy for the six months ended June 30, 1996 was 98% versus 92% for the same period in 1995.
This increase in occupancy is primarily due to property improvements completed in the first quarter of 1996 which have significantly enhanced the value of the property.

Glasshouse Square - San Diego, California
- -----------------------------------------

Average occupancy for the six months ended June 30, 1996 was 85% versus 75% for the same period in 1995. This increase in occupancy is primarily due to the execution of a lease with Ultrazone in May 1995. During this time, the leasable space was resurveyed and the leasable square footage was increased to approximately 97,381.

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

                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)      Exhibits.

         Exhibit
         Number         Description
         ------         -----------

         3. and 4.      Limited Partnership Agreement (Incorporated by
                        reference to Registration Statement No. 2-74914 on Form S-11 filed by Registrant).

         11. Statement regarding computation of Net Loss per Limited Partnership Unit: Net Loss per Limited Partnership Unit is computed by dividing net loss allocated to the Limited Partners by the number of Limited Partnership Units outstanding. Per unit information has been computed based on 34,353 and 34,453 Limited Partnership Units outstanding in 1996 and 1995.

         16. Letter dated July 18, 1995 from Price Waterhouse with respect to a change in certifying accountant. Incorporated by reference to Form 8-K - Current Report for the period ending September 30, 1995, as filed with the Securities and Exchange Commission on July 24, 1995.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1996.

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


                              UNIVERSITY REAL ESTATE PARTNERSHIP V

                              By: UNIVERSITY ADVISORY COMPANY
                                  General Partner

                              By: SOUTHMARK INVESTORS, INC.
                                  a General Partner


      August 13, 1996         By: /s/ Glen Adams
- -------------------------         ---------------------------------------------
            Date                  Glen Adams, President
                                  Southmark Investors, Inc.



      August 13, 1996         By: /s/ Charles B. Brewer
- -------------------------         ---------------------------------------------
            Date                  Charles B. Brewer, Executive Vice President
                                  and Principal and Accounting Financial
                                  Officer Southmark Investors, Inc.