Form 10-Q
period 1996-09-30
UNIVERSITY REAL ESTATE PARTNERSHIP V
filed 1996-11-14
CIK 311173

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996
                              --------------------------------------------------


                                      or


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from_____________________________to__________________

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


               2001 Ross Avenue, Suite 4600, Dallas, Texas 75201
--------------------------------------------------------------------------------
             (Address of principal executive offices)   (Zip code)


                                (214) 740-2200
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



                (Former address, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No ___
    -----

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

                              INDEX TO FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                                                                                   Page
                                                                                                   ----

Part I - Financial Information

     Item 1 - Condensed Consolidated Financial Statements:

              (a) Condensed Consolidated Balance Sheets as of September 30, 1996
                  and December 31, 1995                                                              3

              (b) Condensed Consolidated Statements of Operations for the three and
                  nine months ended September 30, 1996 and 1995                                      4

              (c) Condensed Consolidated Statements of Cash Flows for the nine months
                  ended September 30, 1996 and 1995                                                  5

              (d) Notes to Condensed Consolidated Financial Statements                               6

     Item 2 - Managements Discussion and Analysis of Financial
              Condition and Results of Operations                                                    6

Part II - Other Information

     Item 6 - Exhibits and Reports on Form 8-K                                                       7

     Signatures (pursuant to General Instruction E)                                                  9

     All other items called for by the instructions are omitted as they are either inapplicable, not required, or the information is included in the Condensed Consolidated Financial Statements or Notes thereto.

                        PART I - FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-------   -------------------------------------------

                     UNIVERSITY REAL ESTATE PARTNERSHIP V
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                September 30,
                                                                     1996             December 31,
                                                                 (Unaudited)              1995
                                                                --------------        -------------
ASSETS
------

Real estate investments
    Land                                                          $ 5,255,247          $ 5,255,247
    Buildings and improvements                                     14,043,315           13,929,173
                                                                  -----------          -----------
                                                                   19,298,562           19,184,420
    Less:  Accumulated depreciation and
        amortization                                               (7,892,576)          (7,510,725)
                                                                  -----------          -----------
                                                                   11,405,986           11,673,695

Note receivable                                                       250,000              250,000

Cash and cash equivalents (including $19,911and $17,990
  for security deposits at September 30, 1996 and
  December 31, 1995, respectively)                                    264,037              660,562
Accounts receivable, net of allowance for doubtful accounts
  of $107,044 at September 30, 1996 and December 31, 1995              43,697               54,916
Deferred borrowing costs, net of accumulated amortization
  of $104,395 and $83,280 at September 30, 1996 and
  December 31, 1995, respectively                                     241,946              262,796
Prepaid expenses and other assets                                     552,644              514,303
                                                                  -----------          -----------
                                                                  $12,758,310          $13,416,272
                                                                  ===========          ===========

LIABILITIES AND PARTNERS EQUITY (DEFICIT)
-----------------------------------------

Mortgage notes payable, net of discounts                          $10,771,612          $10,674,931
Accrued mortgage interest                                             151,633               86,568
Accrued property taxes                                                 63,101               98,828
Accounts payable and accrued expenses                                 195,699              156,500
Subordinated real estate commissions                                  549,218              549,218
Security deposits                                                      24,710               48,932
                                                                  -----------          -----------
                                                                   11,755,973           11,614,977
                                                                  -----------          -----------

Partners equity (deficit)
    Limited Partners - 50,000 units authorized; 34,353 units
      issued and outstanding (17,733 Income units and 16,620
      Growth/Shelter units)                                         1,543,617            2,334,586
    General Partner                                                  (541,280)            (533,291)
                                                                  -----------          -----------
                                                                    1,002,337            1,801,295
                                                                  -----------          -----------
                                                                  $12,758,310          $13,416,272
                                                                  ===========          ===========

                     UNIVERSITY REAL ESTATE PARTNERSHIP V
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                Three Months Ended       Nine Months Ended
                                                  September 30,            September 30,
                                              ----------------------  ------------------------
                                                 1996        1995        1996         1995
                                              ----------  ----------  -----------  -----------
Revenues:
  Rental income                               $ 624,038   $ 539,653   $1,604,130   $1,793,445
  Interest                                        8,183       7,418       24,569      142,782
  Other income                                        -         150            -       32,203
                                              ---------   ---------   ----------   ----------

     Total revenues                             632,221     547,221    1,628,699    1,968,430
                                              ---------   ---------   ----------   ----------



Expenses:
  Interest                                      259,014     248,147      767,678      836,448
  Depreciation and amortization                 142,070     123,005      421,594      362,022
  Property taxes                                 35,445      49,869       84,859      131,307
  Other property operations                     335,745     283,431      819,171      907,846
  General and administrative                    105,892      99,832      334,355      363,220
                                              ---------   ---------   ----------   ----------

     Total expenses                             878,166     804,284    2,427,657    2,600,843
                                              ---------   ---------   ----------   ----------

Net operating loss                             (245,945)   (257,063)    (798,958)    (632,413)

Other income (expense):
  Loss on sale of repossessed
   real estate                                        -    (121,518)           -     (121,518)
                                              ---------   ---------   ----------   ----------

Loss before extraordinary item                 (245,945)   (378,581)    (798,958)    (753,931)

Extraordinary items - gain on
  debt forgiveness                                    -           -            -       75,000
                                              ---------   ---------   ----------   ----------

Net loss                                      $(245,945)  $(378,581)  $ (798,958)  $ (678,931)
                                              =========   =========   ==========   ==========


Net loss allocable to General
  Partners                                    $  (2,459)  $  (3,786)  $   (7,990)  $   (6,789)
Net loss allocable to Limited
  Partners                                     (243,486)   (374,795)    (790,968)    (672,142)
                                              ---------   ---------   ----------   ----------

Net loss                                      $(245,945)  $(378,581)  $ (798,958)  $ (678,931)
                                              =========   =========   ==========   ==========

Net loss per Limited Partnership
  Unit                                        $   (7.09)  $  (10.88)  $   (23.02)  $   (19.51)
                                              =========   =========   ==========   ==========

See accompanying notes to condensed consolidated financial statements.

                     UNIVERSITY REAL ESTATE PARTNERSHIP V
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                    ----------------------
                                                                       1996        1995
                                                                    ----------  ----------
Net loss                                                            $(798,958)  $(678,931)
                                                                    ---------   ---------

Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                       421,595     371,744
  Interest and fees added to note payable to Southmark affiliate            -     120,040
  Gain on forgiveness of debt                                               -     (75,000)
  Loss on sale of repossessed real estate                                   -     121,518
  Changes in assets and liabilities:
     Accounts receivable                                               11,219     (27,068)
     Prepaid expenses and other assets                                (57,234)    (55,391)
     Accounts payable and accrued expenses                             39,198      33,540
     Accrued mortgage interest                                         65,065       4,091
     Accrued property taxes                                           (35,727)    120,836
     Security deposits                                                (24,222)     20,063
                                                                    ---------   ---------

       Total adjustments                                              419,894     634,373
                                                                    ---------   ---------

Net cash used in operating activities                                (379,064)    (44,558)
                                                                    ---------   ---------

Cash flows from investing  activities:
  Additions to real estate investments                               (114,142)   (133,401)
  Sale of Las Oficinas note receivable                                      -     750,000
  Sale of repossessed real estate                                           -     291,562
                                                                    ---------   ---------

Net cash (used in) provided by investing activities                  (114,142)    908,161
                                                                    ---------   ---------

Cash flows from financing activities:
  Principal payments on mortgage notes payable                        (79,051)   (150,414)
  Principal payment on note payable to Southmark affiliate                  -    (750,000)
  Advances from line of credit                                        175,732      73,387
  Cash received on the refinance of the mortgage note
   payable for Washington Towne Apartments                                  -     604,663
  Borrowing costs incurred on the refinance of mortgage
   note payable                                                             -     (83,205)
                                                                    ---------   ---------

Net cash provided by (used in) financing activities                    96,681    (305,569)
                                                                    ---------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (396,525)    558,034

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      660,562     197,283
                                                                    ---------   ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 264,037   $ 755,317
                                                                    =========   =========

See accompanying notes to condensed consolidated financial statements.

                     UNIVERSITY REAL ESTATE PARTNERSHIP V
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnerships annual report on Form 10-K for the year ended December 31, 1995. The December 31, 1995 condensed consolidated balance sheet was derived from audited numbers.

Certain reclassifications have been made to the 1995 balances to conform to the 1996 presentation.

NOTE 2 - TRANSACTIONS WITH AFFILIATES
-------------------------------------

The general partner of the Partnership is University Advisory Company (UAC or the General Partner), a California general partnership. Southmark Commercial Management, Inc. (SCM), and Southmark Investors, Inc. (SII), both wholly-owned subsidiaries of Southmark Corporation (Southmark), are the two general partners of UAC. On March 9, 1993, Southmark and several of its affiliates (including the General Partner) entered into an Asset Purchase Agreement with SHL Acquisition Corp. III, a Texas corporation, and its permitted assigns (collectively SHL) to sell various general and limited partnership interests, among other things, owned by Southmark and its affiliates. On December 16, 1993, SHL entered into an Assignment of Rights and Option Agreement with Hampton Realty Partners, L.P. (Hampton), a Texas limited partnership, whereby Hampton acquired the right to purchase the option assets, among other things, subject to the approval of the Limited Partners. On December 30, 1994, Hampton entered into an Assignment and Assumption of Option Agreement with JKD Financial Management, Inc. (JKD), a Texas corporation, whereby, among other things, JKD obtained the right to acquire Hamptons rights to proxy into the Partnership subject to the approval of the Limited Partners. JKD currently oversees the management of the Partnership.

On January 29, 1996, SCM and SII entered into a purchase agreement to sell their partnership interests in UAC to OS Holdings, Inc. (OS), a Texas corporation, and JKD, respectively. The transfer documents were executed January 31, 1996, and placed into escrow. The transfer would not be effective until certain conditions precedent were satisfied and, if the conditions precedent were not satisfied by April 29, 1996, the transfer documents would be returned to SCM and SII and the transfer would not occur. On April 29, 1996, the purchase agreement was amended to facilitate the substitution of OS General Partner Company (OSGPC), a Texas corporation, for JKD and to extend the escrow period through June 30, 1996. On June 25, 1996, a Second Amendment of Escrow Agreement was entered into to extend the escrow period through August 31, 1996. On August 21, 1996 a Third Amendment of Escrow Agreement was entered into to further extend the escrow period through December 15, 1996.

ITEM 2.   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          ----------------------------------------------------------------------
          OF OPERATIONS
          -------------

The Partnerships net loss for the nine months ended September 30, 1996 was $798,958. The net loss for the same period in 1995 was $678,931. Total revenues for the nine months ended September 30, 1996 were $1,628,699 versus $1,968,430 for the same period in 1995. The decrease in total revenues in 1996 is primarily attributable to the loss of rental income from the Bank of San Pedro Office Building which was sold in July 1995.

Total expenses for the nine months ended September 30, 1996 were $2,427,657 versus $2,600,843 for the same period in 1995. The decrease in expenses in 1996 primarily relates to the decrease in interest expense due to extension fees incurred on the Bank of San Pedro Office Building promissory note payable to Southmark in 1995. Other property operation expenses decreased for the same period due to the sale of the Bank of San Pedro Office Building on July 20,1995.

During the nine months ended September 30, 1996, the Partnership recorded a decrease in cash and cash equivalents of $396,525 versus an increase of $558,034 for the same period in 1995. The statement of cash flows included an increase in cash used in operating activities of $334,506 due to an increase in escrows used for property improvements, an increase in Glasshouse Square accrued mortgage interest related to additional advances, and a decrease in revenues earned from the Bank of San Pedro Office Building that was sold on July 20, 1995. The statement of cash flows also included an increase in cash used in investing activities of $1,022,303 due to increased property improvements in 1996 and the sale of the Las Oficinas note receivable on April 7, 1995 for $750,000. The statement of cash flows also included an increase in cash provided by financing activities of $402,250, primarily due to a reduction in principal repayments of mortgage notes payable, an increase of $175,732 in the draw on the line of credit related to the Glasshouse Square mortgage payable and a principal prepayment of $750,000 on the note payable to a Southmark affiliate in 1995.

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

Washington Towne Apartments - Atlanta, Georgia
----------------------------------------------

Average occupancy for the nine months ended September 30, 1996 and 1995 was 94%.

Glasshouse Square - San Diego, California
-----------------------------------------

Average occupancy for the nine months ended September 30, 1996 was 86% versus 82% for the same period in 1995. This increase in occupancy is primarily due to the execution of a lease with Ultrazone in May 1995.



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

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

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



                                        UNIVERSITY REAL ESTATE PARTNERSHIP V

                                        By: UNIVERSITY ADVISORY COMPANY
                                            General Partner

                                        By: SOUTHMARK INVESTORS, INC.
                                            a General Partner



          November 13, 1996             By:  /s/ Charles B. Brewer,
--------------------------------             -----------------------------------
                Date                         Charles B. Brewer, President and
                                             Principal and Accounting Financial
                                              Officer
                                             Southmark Investors, Inc.