Form 10-K405
period 1996-12-31
UNIVERSITY REAL ESTATE PARTNERSHIP V
filed 1997-04-16
CIK 311173

                                 UNITED STATES
                            FINANCIAL UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 1996
                          ------------------------------------------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________________to ________________

Commission file number  0-8914
                       ---------------

                     UNIVERSITY REAL ESTATE PARTNERSHIP V
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          California                                        95-3240567
--------------------------------------------------------------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

              2001 Ross Avenue, Suite 4600, Dallas, Texas  75201
--------------------------------------------------------------------------------
           (Address of principal executive offices)   (Zip code)


--------------------------------------------------------------------------------
                (Former address, if changed since last report)

Registrant's telephone number, including area code   (214) 740-2200
                                                    ----------------------------

Securities registered pursuant to Section 12(b) of the Act:  Not applicable

Securities registered pursuant to Section 12 (g) of the Act:
Limited Partnership Units

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ____
    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

All of the registrant's 34,301 Limited Partnership Units are held by non-affiliates of the registrant. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for Limited Partnership Units.

Documents Incorporated by Reference:  None

Exhibit Index:  See Page 16

                               TOTAL OF 49 PAGES

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

                      INDEX TO ANNUAL REPORT ON FORM 10-K

Item No.                                                                                                           Page
--------                                                                                                           ----
PART I

 1          Business..............................................................................................  3

 2          Properties............................................................................................  6

 3          Legal Proceedings.....................................................................................  8

 4          Submission of Matters to a Vote of Security Holders...................................................  8


PART II

 5          Market for Registrant's Units of Limited Partnership and Related Security Holder Matters..............  8

 6          Selected Financial Data...............................................................................  9

 7          Management's Discussion and Analysis of Financial Condition and Results of Operations................. 10

 8          Consolidated Financial Statements and Supplementary Data.............................................. 13

 9          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................. 14


PART III

10          Directors and Executive Officers of the Registrant.................................................... 14

11          Executive Compensation................................................................................ 15

12          Security Ownership of Certain Beneficial Owners and Management........................................ 15

13          Certain Relationships and Related Transactions........................................................ 15


PART IV

14  Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K.................................. 16

                                    PART I

ITEM 1.  BUSINESS
-------  --------

ORGANIZATION
------------

University Real Estate Partnership V (the "Partnership" or "Registrant") was organized on August 12, 1977, as a limited partnership under the provisions of the California Uniform Limited Partnership Act. The general partner of the Partnership is University Advisory Company ("UAC" or the "General Partner"), a California general partnership. Prior to December 15, 1996, Southmark Commercial Management, Inc. ("SCM"), and Southmark Investors, Inc. ("SII"), both wholly-owned subsidiaries of Southmark Corporation ("Southmark") were the two general partners of UAC. On December 15, 1996, OS General Partner Company ("OSGPC"), a Texas corporation, and OS Holdings, Inc. ("OS"), a Texas corporation, acquired both interests in UAC held by SCM and SII. See discussion of SCM, SII, OS and OSGPC transaction below. The principal place of business for the General Partner is 2001 Ross Avenue, Suite 4600, Dallas, Texas 75201.

On January 6, 1978, a Registration Statement on Form S-11 was declared effective by the Securities and Exchange Commission pursuant to which the Partnership offered for sale an aggregate of $25,000,000 Income and Growth/Shelter Limited Partnership Units. The Limited Partnership Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Limited Partnership Units closed on July 13, 1978, with 34,800 Limited Partnership Units sold at $500 each for gross proceeds of $17,400,000. Of the Limited Partnership Units sold, 499 have subsequently been repurchased by the Partnership. Of the 34,301 Limited Partnership Units currently outstanding, 17,733 are Income Units and 16,568 are Growth/Shelter Units.

On March 9, 1993, Southmark and several of its affiliates (including the General Partner) entered into an Asset Purchase Agreement with SHL Acquisition Corp. III, a Texas corporation, and its permitted assigns (collectively "SHL") to sell various general and limited partnership interests owned by Southmark and its affiliates, including the general partnership interest of the Partnership. On December 16, 1993, Southmark and SHL executed the Second Amendment to Asset Purchase Agreement whereby SHL acquired an option to purchase the general partnership interest of the Partnership, rather than purchase the partnership interest itself. On the same date, SHL assigned its rights under the amended Asset Purchase Agreement to Hampton Realty Partners, L.P., a Texas limited partnership ("Hampton") and Hampton and Southmark affiliates also entered into an Option Agreement whereby Hampton acquired the right to purchase the option assets, including the general partnership interest of the Partnership, subject to the approval of the limited partners. On April 20, 1994, Insignia Financial Group, Inc., a Delaware corporation, and certain of its affiliates (collectively "Insignia") entered into an Option Purchase Agreement with Hampton to acquire Hampton's rights to solicit proxies from the Limited Partners seeking their consent to Hampton becoming the general partner of the Partnership. On August 8, 1994, the Insignia contract was terminated. On December 30, 1994, Hampton entered into an Assignment and Assumption of Option Agreement with JKD Financial Management, Inc. ("JKD"), a Texas corporation, whereby, among other things, JKD obtained the right to acquire Hampton's rights to proxy into the Partnership subject to approval of the Limited Partners. As a result of a 1996 transaction between OS, OSGPC, SCM and SII, JKD's option was assigned to OSGPC. See discussion of transaction between SCM, SII, OSGPC and OS below.

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

On January 29, 1996, SCM and SII entered into a purchase agreement to sell their partnership interests in UAC to OS and JKD, respectively. The transfer documents were executed January 31, 1996, and placed into escrow. The transfer would not be effective until certain conditions precedent were satisfied and, if the conditions precedent were not satisfied by April 29, 1996, the transfer documents would be returned to SCM and SII and the transfer would not occur. On April 29, 1996 the purchase agreement was amended to facilitate the substitution of OSGPC for JKD and to extend the escrow period through June 30, 1996. On June 25, 1996 a Second Amendment of Escrow Agreement was entered into to extend the escrow period through August 31, 1996. On December 15, 1996, it was determined that all conditions precedent to the OS and OSGPC purchase of the partnership interests in UAC had been met and the sale was consummated and OS and OSGPC became the owners and interest holders in UAC.

CURRENT OPERATIONS
------------------

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

Glasshouse Square Environmental Issue:

During 1993, it was determined in a Phase II Environmental Audit that the soils and groundwater in the Garcia's Tract and possibly part of the Glasshouse Square parking lot, located in the Northeastern most corner of Glasshouse Square property, contain elevated levels of certain petroleum products. During 1994 and 1995, the Partnership worked with counsel and environmental engineers in connection with further investigation of the alleged leaking of petroleum products from underground storage tanks and with San Diego County officials to determine the necessary level of clean-up. The Partnership also obtained a health risk assessment to ensure that the gasoline constituents beneath the Garcia's Tract are not emitting harmful vapors inside the building. The health assessment was returned "non detect" meaning no such harmful vapors were detected. In 1996, additional testing was conducted by the environmental engineers who determined there was no "free product" at the portions of the site that were tested and, also, no human health risks exist at this time.
Management does not believe that the County of San Diego will take further action. Therefore, this situation should not have a material effect on the Partnership. As a result of the County's no further action position, the Partnership, in 1996, entered into ground lease agreements with two fast food providers. The restaurants have constructed the improvements and the related ground lease income to the partnership is expected to be in excess of $155,000 annually for the twenty-year term of the leases. Payments under these lease agreements are scheduled to begin in 1997.

Business Plan:

The business of the Partnership is not seasonal. The Partnership's anticipated plan of operation for 1997 is to preserve or increase gross revenue whenever possible and to maintain or decrease property operating expenditures whenever possible, while at the same time making whatever capital expenditures are reasonable under the circumstances in order to preserve and enhance the value of its properties. The General Partner is continually analyzing current market conditions and trends and if it is determined that liquidating the Partnership's properties is in the best interest, the Partnership decisions will be made regarding potential dispositions of the properties. In addition, the General Partner continues to explore other types of transactions that could benefit the partnership such as favorable long-term financing for the Partnership properties becoming available and the possibility of entering into some type of tax free exchange that could enhance Partnership cash flow. There can be no assurances however as to the ultimate completion of the differing types of transactions, which might be available to the Partnership and its assets. See
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

SOUTHMARK BANKRUPTCY
--------------------

On July 14, 1989, Southmark filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Neither the Partnership nor its General Partner was included in the filing. Southmark's reorganization plan became effective August 10, 1990. Under the plan, most of Southmark's assets, which include Southmark's interests in the General Partner, are being sold or liquidated for the benefit of creditors.

Because neither the Partnership nor the General Partner was included in the Southmark bankruptcy proceedings, there has been no direct effect on the Partnership's operations during the bankruptcy period or resulting from confirmation of the plan. Ultimate decision-making authority with respect to the operations of the Partnership remains with the General Partner until such time as the Limited Partners approve a substitute general partner.

SALE OF GENERAL PARTNER INTEREST
--------------------------------

As a result of Southmark's bankruptcy and its plan to liquidate all of its assets, the General Partner concluded that it was in the best interest of the Partnership to seek, as its qualified replacement as general partner, an entity which intends to remain involved in the management of real estate and real estate limited partnerships.

On March 9, 1993, Southmark and several of its affiliates (including the General Partner) entered into an Asset Purchase Agreement with SHL to sell various general and limited partnership interests owned by Southmark and its affiliates, including the general partnership interest of the Partnership. On December 16, 1993, Southmark and SHL executed the Second Amendment to Asset Purchase Agreement whereby SHL acquired an option to purchase the general partnership interest of the Partnership, rather than purchase the partnership interest itself. On the same date, SHL assigned its rights under the amended Asset Purchase Agreement to Hampton and Hampton and Southmark affiliates also entered into an Option Agreement whereby Hampton acquired the right to purchase the option assets, including the general partnership interest of the Partnership subject to the approval of the Limited Partners. On April 20, 1994, Insignia entered into an Option Purchase Agreement with Hampton to acquire

Hampton's rights to solicit proxies from the Limited Partners seeking their consent to Hampton becoming the general partner of the Partnership. On August 8, 1994, the Insignia contract was terminated. On December 30, 1994, Hampton entered into an Assignment and Assumption of Option Agreement with JKD, whereby, among other things, JKD obtained the right to acquire Hampton's rights to proxy into the Partnership subject to the approval of the Limited Partners. As a result of a 1996 transaction between OS, OSGPC, SCM and SII, JKD's option was assigned to OSGPC.

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

On January 29, 1996, SCM and SII entered into a purchase agreement to sell their partnership interests in UAC to OS and JKD, respectively. The transfer documents were executed January 31, 1996, and placed into escrow. The transfer would not be effective until certain conditions precedent were satisfied and, if the conditions precedent were not satisfied by April 29, 1996, the transfer documents would be returned to SCM and SII and the transfer would not occur. On April 29, 1996 the purchase agreement was amended to facilitate the substitution of OSGPC for JKD and to extend the escrow period through June 30, 1996. On June 25, 1996 a Second Amendment of Escrow Agreement was entered into to extend the escrow period through August 31, 1996. On December 15, 1996, it was determined that all conditions precedent to the OS and OSGPC purchase of the partnership interests in UAC had been met and the sale was consummated and OS and OSGPC became the interest holders in UAC.

ITEM 2.  PROPERTIES
-------  ----------

Description of Real Estate:

The following table sets forth the investment portfolio of the Partnership at December 31, 1996. It is the opinion of management that both properties are adequately covered by insurance. The mortgage notes payable totaled $10,789,414 at December 31, 1996 for Washington Towne Apartments and Glasshouse Square Shopping Center. A full detail of each mortgage is described in Item 8 - "Note 7 - Mortgage Notes Payable".

                                              Gross
                                           Book Value   Occupancy       Date
Property                   Description    of Property     Rate       Acquired
--------                   -----------    -----------  ----------  -------------

Glasshouse Square        Shopping Center
 San Diego, California   92,839 sq. ft.   $16,974,936      86%     December 1978

Washington Towne
 Apartments              Apartments
 Atlanta, Georgia        148 units          2,442,533      94%       July 1991
                                          -----------

                                          $19,417,469
                                          ===========

Glasshouse Square
-----------------

The Glasshouse Square Shopping Center, along with the Garcia's Tract, are currently owned by the Partnership subject to a first and second lien deeds of trust as set forth more fully in Item 8 - "Note 6 - Mortgage Notes Payable". The section of land commonly referred to as the Garcia's Tract, located in the Northeastern most corner of the Glasshouse Square property, was leased to the Partnership through September 1993. The Partnership purchased a 50% undivided interest in the Garcia's Tract on April 14, 1989, and purchased the remaining 50% undivided interest from the Stallard Family Trust on September 16, 1993.

At December 31, 1996, the mortgages payable for Glasshouse Square had unpaid principal amounts of $7,573,193 and $1,492,431 both of which are due December 2000 (see Item 8 - "Note 6 - Mortgage Notes Payable").

On January 17, 1995, the lender filed a notice of default in San Diego County related to the Glasshouse Square mortgages payable. On March 27, 1995, the mortgages were modified and a forbearance agreement was executed whereby the lender agreed to discontinue foreclosure proceedings. Additionally, on March 27, 1995, the Partnership obtained from this same lender a $400,000 line of credit due in December 2000 (see Item 8 - "Note 6 - Mortgage Notes Payable").

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

Washington Towne Apartments
---------------------------

The mortgage payable for Washington Towne Apartments, LLC had unpaid principal amount of $1,723,790 at December 31, 1996. In September 1995, the Partnership obtained a mortgage loan payable in the amount of $1,750,000 from a new lender. In order to preserve the Partnership's ownership interest in the Washington Towne Apartments and in order to satisfy the new lender's structural requirements with respect to the refinancing of the mortgage note payable, the Partnership contributed the property on September 13, 1995 to an affiliated entity, Washington Towne Apartments, LLC, a Georgia limited liability company. The Partnership is the owner of all the capital stock of Washington Towne, Inc. The Partnership is the 99% member and Washington Towne, Inc. is the 1% managing member of Washington Towne Apartments, LLC. Therefore, the Partnership effectively retained a 100% interest in the property. In connection with the contribution of the property to Washington Towne Apartments, LLC, the lender provided sufficient funds to satisfy the matured loan obligation and to provide for certain property improvements. Property improvements were completed prior to the end of the first quarter 1996 and have significantly enhanced the value of the property (see Item 8 - "Note 6 - Mortgage Notes Payable").

Operating Data:

OCCUPANCY RATES FOR THE YEARS 1992-1996

                      1992   1993   1994   1995   1996
-------------------------------------------------------
Glasshouse Square      73%    74%    75%    82%    86%
-------------------------------------------------------
Washington Towne       82%    98%    98%    94%    94%
-------------------------------------------------------

The following table shows tenants in Glasshouse Square occupying ten percent or more of the rentable square footage and their lease provisions:

                            Nature of      Rent Per      Lease      Lease
     Tenant                 Business        Annum      Expiration  Renewal
                                                                   Options
----------------------------------------------------------------------------
Showbiz Pizza            Family Pizza       $161,304     4/18/03   Two - 5
                         Restaurant                                  year
                                                                   options
----------------------------------------------------------------------------
Staples, Inc.            Office Products    $364,351     8/31/06   Four - 5
                         Super Store                                 year
                                                                   options
----------------------------------------------------------------------------
UA Theater               Movie Theater      $254,400     7/31/01   Four - 5
                                                                     year
                                                                   options
----------------------------------------------------------------------------
Blockbuster Music        Electronics,       $189,324     9/30/04  Three - 5
                         Audio and Video                             year
                         Software                                  options
----------------------------------------------------------------------------

During 1995, Silo California, a major tenant at Glasshouse Square, ceased retail operations. Litigation has been filed by the Partnership. See Item 3 - "Legal Proceedings".

The following is a table of scheduled lease expirations:

                GLASSHOUSE SQUARE SHOPPING CENTER
                  SCHEDULE OF LEASE EXPIRATIONS
                         As of 12/31/96
----------------------------------------------------------------
            Number of      Square                    % of Gross
 Year   Lease Expirations  Footage  Annual Rental  Annual Rental
----------------------------------------------------------------
 1997          1            1,200     $ 12,000          1.12%
----------------------------------------------------------------
 1998          1            5,579     $ 58,088          5.30%
----------------------------------------------------------------
 1999          0                0     $      0          0.00%
----------------------------------------------------------------
 2000          0                0     $      0          0.00%
----------------------------------------------------------------
 2001          1           21,200     $254,400         23.68%
----------------------------------------------------------------
 2002          0                0     $      0          0.00%
----------------------------------------------------------------
 2003          1           11,523     $169,372         15.01%
----------------------------------------------------------------
 2004          1           14,425     $248,863         17.44%
----------------------------------------------------------------
 2005          0                0     $      0          0.00%
----------------------------------------------------------------
 2006          1           28,027     $466,209         33.70%
----------------------------------------------------------------

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

The Partnership filed a lawsuit styled University Real Estate Partnership V v.
                                       ---------------------------------------
Silo California, Inc. No. 692441 (Superior Court of the State of California) to
---------------------
recover possession of leased premises and damages related to breach of a lease at Glasshouse Square Shopping Center. The Partnership obtained an unlawful detainer judgment against the defendant on October 25, 1995, in the amount of $41,757.

The Partnership filed a claim against Silo California, Inc. on February 9, 1996, in a bankruptcy proceeding entitled In re: Silo California, Inc., a California
                                    -------------------------------------------
corporation, No. 95-1581 (U.S. Bankruptcy Court, District of Delaware), to
-----------
recover on the $41,757 unlawful detainer judgment. A second claim in the amount of $312,992 for additional damages related to breach of the lease was filed on February 20, 1996 against Silo California, Inc. and an identical $312,992 claim was filed against Silo Holdings, Inc. in In re: Silo Holdings, Inc., No. 95-
                                         --------------------------
1578 (U.S. Bankruptcy Court, District of Delaware) on February 20, 1996. All three claims are still pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

None.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND RELATED
-------  --------------------------------------------------------------------
         SECURITY HOLDER MATTERS
         -----------------------

(A) There is no established public trading market for Limited Partnership Units, nor is one expected to develop.

(B)         Title of Class                  Number of Record Unit Holders
            --------------                  -----------------------------
       Limited Partnership Units              1,532 as of March 31, 1997

            Income Units                        861 as of March 31, 1997
         Growth/Shelter Units                   941 as of March 31, 1997

(C) Cash distributions from the Partnership were suspended in 1992 and the Partnership is continuing to experience negative cash flows after debt service and capital items as of December 31, 1996. Cash distributions from operations totaled $265,463 to the Income Unit Holders, $475,684 to the Growth/Shelter Unit Holders and $64,447 to the General Partner in 1991. Cumulative distributions through December 31, 1996, were $15,812,536, $1,786,307, and $590,957 to the Income, Growth/Shelter, and General Partners, respectively. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussion of distributions and likelihood of the reinstatement of distributions.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's consolidated financial statements and notes thereto appearing in Item 8.

Consolidated Statements                                Year Ended December 31,
-----------------------        --------------------------------------------------------------------
Of Operations                      1996          1995          1994          1993          1992
-------------                  ------------  ------------  ------------  ------------  ------------

Rental income................  $ 2,087,301   $ 2,329,859   $ 2,484,310   $ 1,946,723   $ 1,911,199
Interest income..............       32,797       150,809       212,896       876,840       915,414
Other income.................       28,057        44,345             -             -             -
Expenses (before
  provision).................   (3,063,489)   (3,477,628)   (3,792,909)   (3,232,592)   (3,442,298)
Loss on sale of note
  receivable.................            -             -      (350,000)
Loss on modification of
  note receivable............            -             -      (530,695)
Provision for loss on
  note receivable............            -      (100,000)            -             -      (270,000)
Loss on sale of repossessed
  real estate................            -      (121,518)            -             -             -
Loss before
  extraordinary items........     (915,334)   (1,174,133)   (1,976,398)     (409,029)     (884,885)
Extraordinary item...........            -        75,000             -             -             -
                               -----------   -----------   -----------   -----------   -----------
Net loss.....................  $  (915,334)  $(1,099,133)  $(1,976,398)  $  (409,029)  $  (884,885)
                               ===========   ===========   ===========   ===========   ===========

Net loss per Limited
  Partnership Unit:
  Loss before
    extraordinary items......      $(26.42)      $(33.84)      $(56.79)      $(11.75)      $(25.43)
  Extraordinary item.........            -          2.16             -             -             -
                               -----------   -----------   -----------   -----------   -----------
  Net loss...................      $(26.42)      $(31.68)      $(56.79)      $(11.75)      $(25.43)
                               ===========   ===========   ===========   ===========   ===========

Distributions per
  Limited Partnership
  Unit:

  Income Partners............  $         -   $         -   $         -   $         -   $         -
  Growth/Shelter
    Partners.................  $         -   $         -   $         -   $         -   $         -

Consolidated Balance                                       As of December 31,
--------------------           -------------------------------------------------------------------
Sheets                             1996          1995          1994          1993          1992
------                         -----------   -----------   -----------   -----------   -----------

Real estate, net.............  $11,398,265   $11,673,695   $11,799,899   $12,144,308   $10,646,914
Notes receivable, net........      250,000       250,000       750,000     4,319,022     4,319,022
Total assets.................   12,670,367    13,416,272    14,666,336    17,469,314    17,172,610
Mortgage notes payable.......   10,789,414    10,674,931     9,453,587    11,778,476    11,052,490
Partners' equity.............      885,961     1,801,295     2,900,428     4,876,826     5,285,855

Net loss per Limited Partnership Unit is computed by dividing net loss allocated to the Limited Partners by the weighted average number of Limited Partnership Units outstanding during the year. Per unit information has been computed based on 34,301 and 34,353 Limited Partnership Units outstanding in 1996 and 1995, respectively and 34,453 Limited Partnership Units outstanding in 1994, 1993, and 1992.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

FINANCIAL CONDITION
-------------------

The Partnership was formed in 1977 to acquire, operate and ultimately dispose of a diversified portfolio of income-producing real property. Five of the Partnership's properties were sold and a sixth was deeded to the lender in cancellation of indebtedness in 1985, a seventh property was sold in 1986, and another in 1987. The Partnership received partial consideration from the sale of certain properties in the form of notes receivable. The Partnership held one note receivable (secured by the Bank of San Pedro Office Building) and operated two income-producing properties as of December 31, 1996.

In March 1994, the borrower on the Bank of San Pedro note receivable defaulted on the note and the Partnership began to contemplate foreclosure proceedings. In June 1994, the borrower signed over the deed in lieu of foreclosure on the property as a result of a Settlement Agreement. On July 20, 1995, the Partnership sold the Bank of San Pedro Office Building (see Item 8 - "Note 4 - Repossessed Real Estate Held for Resale").

In September 1994, the Las Oficinas note receivable and the underlying wrap mortgage payable matured. Commitment letters were executed in 1994 modifying the note receivable principal balance and terms as well as transferring the entire underlying debt balance to the borrower on the note receivable. On February 27, 1995, this contract was executed and the Partnership was released from all liability. On April 7, 1995, the modified note receivable was sold to a third party (see Item 8 - "Note 5 - Notes Receivable" and "Note 6 - Mortgage Notes Payable").

RESULTS OF OPERATIONS
---------------------

Revenues:

Rental income was $2,087,301 in 1996 as compared to $2,329,859 and $2,484,310 in
1995 and 1994, respectively.   The decrease of $242,558 in 1996 as compared to
1995 is due primarily to the sale of the Bank of San Pedro Office Building on July 20, 1995. The decrease in 1995 as compared to 1994 is also due to the sale
of the Bank of San Pedro Office Building.   This property was repossessed on
June 20, 1994 by the Partnership (see Item 8 - "Note 4 - Repossessed Real Estate Held for Resale").

Of the total revenues recorded by the Partnership, the amount attributable to rental income from Glasshouse Square Shopping Center was 39% in 1996, 36% in 1995 and 39% in 1994. Of the 39% of revenues attributable to Glasshouse Square Shopping Center, 90 % was contributed by four tenants.

Interest income decreased to $32,797 in 1996 from $150,809 and $212,896 in 1995 and 1994 respectively. The decrease of $118,012 in 1996 compared to 1995 and the decrease of $62,087 in 1995 as compared to 1994 are primarily due to the sale of the Las Oficinas note receivable on April 7, 1995. During 1994, the borrower on the Bank of San Pedro Office Building note receivable ceased making regularly scheduled debt payments. Additionally, the Las Oficinas note receivable was modified (see Item 8 - "Note 5 - Notes Receivable"). Interest earned on the Bank of San Pedro note receivable was approximately 1.5% in 1996 and .5% in 1995 of the total rental and interest income of the Partnership. No interest was earned by the Partnership on this note in 1994 due to the fact that the borrower ceased making regularly scheduled debt payments constituting an event of default on the note receivable held by the Partnership (see Item 8 - "Note 4 - Repossessed Real Estate Held for Resale"). Of the total revenues recorded by the Partnership, the amount attributable to rental income from the Bank of San Pedro Office Building was 11% for the six months in 1994 that the Partnership owned the property.

Expenses:

Interest expense was $1,058,343 in 1996 as compared to $1,096,581 and $1,335,552 in 1995 and 1994, respectively. The $38,238 decrease in 1996 as compared to 1995 is the result of extension fees incurred on the Bank of San Pedro Office Building promissory note payable to Southmark in 1995. The $238,971 decrease in 1995 as compared to 1994, is the result of the transfer of the Las Oficinas underlying debt balance to the borrower on the note receivable (see Item 8 - "Note 5 - Notes Receivable"). Approximately $89,000 of the decrease is due to the sale of the Bank of San Pedro Office Building on July 20, 1995. (see Item 8
- "Note 6 - Mortgage Notes Payable" and "Note 2 - Transactions with
Affiliates").

Depreciation and amortization expense was $544,080 in 1996 as compared to $488,347 and $464,185 in 1995 and 1994 respectively. Property taxes were $98,675 in 1996 as compared to $138,106 and $205,576 in 1995 and 1994 respectively. The decrease of $39,431 in 1996 compared to 1995 and $67,470 decrease in 1995 as compared to 1994 is primarily the result of the sale of the Bank of San Pedro Office Building on July 20, 1995.

Other property operating expenses, the provisions for doubtful accounts, and property management fees were $975,552 in 1996 as compared to $1,249,227 and $1,260,566 in 1995 and 1994, respectively. The $273,675 decrease in 1996 as compared to 1995 is primarily the result of the sale of the Bank of San Pedro Office building on July 20, 1995.

General and administrative expenses were $150,593 in 1996 as compared to $262,148 and $260,640 in 1995 and 1994 respectively. The decrease in 1996 as compared to 1995 is primarily a result of the final resolution on the Bank of San Pedro Office Building occurring in 1995 which significantly increased general and administrative expenses.

General and administrative expenses - affiliates were $236,246 in 1996 as compared to $243,219 and $266,390 in 1995 and 1994 respectively.

The Partnership incurred a loss of $530,695 related to the modification of the Las Oficinas note receivable and the transfer of the underlying mortgage debt to the borrower on the note receivable (see Item 8 - "Note 5 - Notes Receivable" and "Note 6 - Mortgage Notes Payable"). The modification of the note receivable occurred in December 1994 and the transfer of the underlying mortgage debt to the borrower occurred in February 1995.

The Partnership incurred an additional loss of $350,000 related to the sale of the Las Oficinas note receivable on April 7, 1995 for $750,000 (see Item 8 - "Note 5 - Notes Receivable").

On July 20, 1995, the Partnership incurred a loss of $46,518 on the sale of the Bank of San Pedro Office Building. This amount consists of a loss of $121,518 on the sale and an extraordinary gain on debt forgiveness of $75,000 on the promissory note payable to Southmark (see Item 8 - "Note 2 - Transactions with Affiliates" and "Note 4 - Repossessed Real Estate Held for Resale").

The Partnership recorded at year end 1995 a $100,000 provision for loss to reduce the carrying value of the Bank of San Pedro Office Building note receivable to $250,000 after the purchaser defaulted on the note during the first quarter of 1996. Even though the default has been cured, the provision for loss was recorded in the event of any future complications with the purchaser.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At December 31, 1996, the Partnership held cash and cash equivalents of $175,878 of which $19,355 was tenant security deposits and $30,722 was held in lender
required escrow accounts.   Cash and cash equivalents at the end of 1996
decreased by $484,684 as compared to the balance held at December 31, 1995.
Negative cash flow from operations in 1996 was $366,118.   Negative cash flow
from investing activities in 1996 was $233,049. Positive cash flow from financing activities in 1996 was $114,483.

Commitments for 1997 capital expenditures on Glasshouse Square or Washington Towne will be funded from current cash and projected cash flow.

The mortgage payable relating to the Bank of San Pedro matured in June 1992, and management was successful in obtaining an extension on the note payable to April 1, 1994. After the note matured in April 1994, the Partnership was not able to negotiate another extension or renewal of the first lien. In June 1994, Southmark paid off the first lien mortgage and held the first lien position on the property until the property was sold by the Partnership on July 20, 1995, at which time all unpaid principal due Southmark was paid (see Item 8 - "Note 4 - Repossessed Real Estate Held for Resale").

The mortgage payable on the Washington Towne Apartments matured in June 1995.
In September 1995, the Partnership obtained a mortgage loan payable in the amount of $1,750,000 from a new lender. In order to preserve the Partnership's ownership interest in the Washington Towne Apartments and in order to satisfy the new lender's structural requirements with respect to the refinancing of the mortgage note payable, the Partnership contributed the property on September 13, 1995 to an affiliated entity, Washington Towne Apartments, LLC, a Georgia limited liability company. The Partnership is the owner of all the capital stock of Washington Towne, Inc. The Partnership is the 99% member and Washington Towne, Inc. is the 1% managing member of Washington Towne Apartments, LLC. Therefore, the Partnership effectively retained a 100% interest in the property. In connection with the contribution of the property to Washington Towne Apartments, LLC, the lender provided sufficient funds to satisfy the matured loan obligation and to provide for certain property improvements. Property improvements were completed prior to the end of the first quarter 1996 and have significantly enhanced the value of the property (see Item 8 "Note 6 -Mortgage Notes Payable").

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

With its present cash reserves, an outlook for positive cash flow from 1997 operating activities and continued efficient operation and management of the Partnership, the General Partner expects that the Partnership will have sufficient cash to meet its commitments. However, should present cash resources be insufficient for current needs, the Partnership has no non-restrictive existing lines of credit, and thus would require other sources of working capital, such as support from affiliates or sale of Partnership property. Neither the General Partner and its affiliates nor Hampton and its affiliates or assigns have any obligation to provide financial support to the Partnership and there is no assurance that the sale of any property can be timed to coincide with the Partnership's needs.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  --------------------------------------------------------



                                                                       Page
                                                                      Number
                                                                      ------

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

Consolidated Financial Statements:

  Independent Auditors' Report, December 31, 1996, 1995 and 1994......  F1

  Consolidated Balance Sheets at December 31, 1996 and 1995...........  F2

  Consolidated Statements of Operations for the Three Years Ended
     December 31, 1996................................................  F3

  Consolidated Statement of Partners' Equity (Deficit) for the Three
     Years Ended December 31, 1996....................................  F4

  Consolidated Statements of Cash Flows for the Three Years Ended
     December 31, 1996................................................  F5

  Notes to Consolidated Financial Statements..........................  F9

Consolidated Financial Statement Schedules:

  For the Three Years Ended December 31, 1996:

     Schedule VIII - Valuation and Qualifying Accounts................  F24

     Schedule X - Supplementary Statements of Operations
      Information.....................................................  F25

     Schedule XI - Real Estate Investments and Accumulated
      Depreciation and Amortization...................................  F26

     Schedule XII - Mortgage Loans on Real Estate.....................  F28

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------



To the Partners of
University Real Estate Partnership V:

We have audited the accompanying consolidated balance sheets of University Real Estate Partnership V as of December 31, 1996 and 1995, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for the years ended December 31, 1996, 1995, and 1994. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of University Real Estate Partnership V as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.



                                        /s/ Wallace Sanders & Company
                                        WALLACE SANDERS & COMPANY


Dallas, Texas
March 21, 1997


See accompanying notes to consolidated financial statements.

                                       F1

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

                          CONSOLIDATED BALANCE SHEETS

                                                                      December 31,
                                                               --------------------------
ASSETS                                                             1996          1995
------                                                         ------------  ------------

Real estate investments (Notes 3 and 6)
    Land                                                       $ 5,255,247   $ 5,255,247
    Buildings and improvements                                  14,162,222    13,929,173
                                                               -----------   -----------
                                                                19,417,469    19,184,420

    Less:  Accumulated depreciation and
             amortization                                       (8,019,204)   (7,510,725)
                                                               -----------   -----------
                                                                11,398,265    11,673,695
                                                               -----------   -----------

Note receivable, net (Note 5)                                      250,000       250,000
                                                               -----------   -----------

Cash and cash equivalents (including $19,355 and $17,990
  for security deposits at December 31, 1996 and 1995,
  respectively)                                                    175,878       660,562
Accounts receivable, net of allowance for doubtful accounts
  of $107,044 at December 31, 1996 and 1995                         21,088        54,916
Deferred borrowing costs, net of accumulated amortization
  of $111,433 and $83,280 at December 31, 1996 and 1995,
  respectively                                                     234,908       262,796
Prepaid expenses and other assets                                  590,228       514,303
                                                               -----------   -----------
                                                               $12,670,367   $13,416,272
                                                               ===========   ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable, net of discounts (Note 6)              $10,789,414   $10,674,931
Accrued mortgage interest                                          173,156        86,568
Accrued property taxes                                              45,756        98,828
Accounts payable and accrued expenses                              202,763       156,500
Subordinated real estate commissions (Note 2)                      549,218       549,218
Security deposits                                                   24,099        48,932
                                                               -----------   -----------
                                                                11,784,406    11,614,977
                                                               -----------   -----------

Partners' equity (deficit) (Notes 1 and 7):
    Limited Partners - 50,000 Units authorized; 34,301 and
    34,353 Units issued and outstanding at December 31,
    1996 and 1995, respectively, (17,733 Income Units at
    December 31, 1996 and 1995 and 16,568 and 16,620
    Growth/Shelter Units at December 31, 1996 and 1995,
    respectively)                                                1,428,405     2,334,586
    General Partner                                               (542,444)     (533,291)
                                                               -----------   -----------
                                                                   885,961     1,801,295
                                                               -----------   -----------
                                                               $12,670,367   $13,416,272
                                                               ===========   ===========

See accompanying notes to consolidated financial statements.

                                       F2

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    For the Years Ended December 31,
                                                 ---------------------------------------
                                                    1996          1995          1994
                                                 -----------  ------------  ------------

Revenues:
 Rental income                                   $2,087,301   $ 2,329,859   $ 2,484,310
 Interest                                            32,797       150,809       212,896
 Other income                                        28,057        44,345             -
                                                 ----------   -----------   -----------

   Total revenues                                 2,148,155     2,525,013     2,697,206
                                                 ----------   -----------   -----------

Expenses:
 Interest                                         1,058,343     1,096,581     1,335,552
 Depreciation and amortization                      544,080       488,347       464,185
 Property taxes                                      98,675       138,106       205,576
 Other property operations                          809,620       933,138     1,023,960
 Provision for doubtful accounts                     72,820       207,243       116,882
 Property management fees (Note 2)                   93,112       108,846       119,724
 General and administrative                         150,593       262,148       260,640
 General and administrative - affiliates
  (Note 2)                                          236,246       243,219       266,390
 Provision for loss on note receivable
  (Note 5)                                                -       100,000             -
                                                 ----------   -----------   -----------

   Total expenses                                 3,063,489     3,577,628     3,792,909
                                                 ----------   -----------   -----------

Net operating loss                                 (915,334)   (1,052,615)   (1,095,703)
                                                 ----------   -----------   -----------

Other expenses:
 Loss on sale of note receivable                          -             -      (350,000)
 Loss on modification of note receivable                  -             -      (530,695)
 Loss on sale of repossessed real estate                  -      (121,518)            -
                                                 ----------   -----------   -----------

Loss before extraordinary item                     (915,334)   (1,174,133)   (1,976,398)

Extraordinary item - gain on debt forgiveness             -        75,000             -
                                                 ----------   -----------   -----------

Net loss                                         $ (915,334)  $(1,099,133)  $(1,976,398)
                                                 ==========   ===========   ===========

Net loss allocable to General Partner            $   (9,153)  $   (10,991)  $   (19,764)
Net loss allocable to Limited Partners           $ (906,181)  $(1,088,142)  $(1,956,634)
                                                 ----------   -----------   -----------

Net loss                                         $ (915,334)  $(1,099,133)  $(1,976,398)
                                                 ==========   ===========   ===========

Net loss per Limited Partnership Unit:
 Loss before extraordinary item                     $(26.42)      $(33.84)      $(56.79)
 Extraordinary item                                       -          2.16             -
                                                 ----------   -----------   -----------
 Net loss                                           $(26.42)      $(31.68)      $(56.79)
                                                 ==========   ===========   ===========

See accompanying notes to consolidated financial statements.

                                       F3

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

             CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (DEFICIT)




                                                             Total
                                                           Partners'
                                 General      Limited        Equity
                                 Partner      Partners     (Deficit)
                                ----------  ------------  ------------

Balance at December 31, 1993    $(502,536)  $ 5,379,362   $ 4,876,826

Net loss                          (19,764)   (1,956,634)   (1,976,398)
                                ---------   -----------   -----------

Balance at December 31, 1994     (522,300)    3,422,728     2,900,428

Net loss                          (10,991)   (1,088,142)   (1,099,133)
                                ---------   -----------   -----------

Balance at December 31, 1995     (533,291)    2,334,586     1,801,295

Net loss                           (9,153)     (906,181)     (915,334)
                                ---------   -----------   -----------

Balance at December 31, 1996    $(542,444)  $ 1,428,405   $   885,961
                                =========   ===========   ===========

See accompanying notes to consolidated financial statements.

                                       F4

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                  For the Years Ended December 31,
                               -------------------------------------
                                  1996         1995         1994
                               -----------  -----------  -----------

Cash flows from operating
 activities:
    Cash received from
     tenants                   $2,027,060   $2,180,199   $2,381,350
    Cash paid to suppliers     (1,339,645)  (1,464,349)  (1,757,581)
    Interest received              32,797      150,809      212,896
    Interest paid                (943,603)    (920,164)    (763,662)
    Property taxes paid          (151,747)           -     (103,742)
    Property tax refund            23,557       31,508            -
    Insurance refund                    -       12,092            -
                               ----------   ----------   ----------

Net cash used in operating
 activities                      (351,581)      (9,905)     (30,739)
                               ----------   ----------   ----------

Cash flows from investing
 activities:
    Additions to real estate
     investments                 (251,727)    (352,820)    (110,527)
    Net cash received as a
     result of repossession
      of real estate                    -            -       58,657
    Sale of Las Oficinas
     note receivable                    -      750,000            -
    Sale of equipment               4,141            -            -
    Sale of repossessed real
     estate                             -      291,562            -
                               ----------   ----------   ----------

Net cash provided by (used
 in) investing activities        (247,586)     688,742      (51,870)
                               ----------   ----------   ----------

Cash flows from financing
 activities:
    Principal payments on
     mortgage
      notes payable              (105,978)    (173,222)    (194,591)
    Principal payment on
     note payable to
     Southmark
      affiliate                         -     (750,000)           -
    Advances from line of
     credit                       220,461      186,206            -
    Cash received on the
     refinance of the
     mortgage
      note payable for
       Washington Towne
       Apartments                       -      604,663            -
    Borrowing costs incurred
     on the refinance of
      mortgage note payable             -      (83,205)           -
                               ----------   ----------   ----------

Net cash provided by (used
 in) financing activities         114,483     (215,558)    (194,591)
                               ----------   ----------   ----------

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS       (484,684)     463,279     (277,200)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR               660,562      197,283      474,483
                               ----------   ----------   ----------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                  $  175,878   $  660,562   $  197,283
                               ==========   ==========   ==========

See accompanying notes to consolidated financial statements.

                                       F5

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Reconciliation of Net Loss to Net Cash
                         Used in Operating Activities



                                 For the Years Ended December 31,
                              -------------------------------------
                                 1996        1995          1994
                              ---------   -----------   -----------

Net loss                      $(915,334)  $(1,099,133)  $(1,976,398)
                              ---------   -----------   -----------

Adjustments to reconcile
 net loss to net cash
  used in operating
   activities:
  Depreciation and
   amortization                 544,080       488,347       464,185
  Amortization of discounts
   on mortgage notes payable          -             -        20,037
  Loss on sale of note
   receivable                         -             -       350,000
  Loss on modification of
   note receivable                    -             -       530,695
  Provision for loss on
   note receivable                    -       100,000             -
  Interest and fees added
   to note payable to
   Southmark affiliate                -       120,040       337,460
  Gain on debt forgiveness            -       (75,000)            -
  Amortization of deferred
   borrowing costs               28,152        17,385        12,963
  Loss on sale of
   repossessed real estate            -       121,518             -
  Gain on sale of equipment        (915)            -             -
  Changes in assets and
   liabilities:
    Accounts receivable          33,828        11,931        36,605
    Prepaid expenses and
     other assets               (96,072)           66         8,361
    Accounts payable and
     accrued expenses            45,997       103,830       (19,711)
    Accounts payable,
     affiliates                       -       (20,894)      (75,518)
  Accrued mortage interest       86,588        38,992       201,431
  Accrued property taxes        (53,072)      138,472       101,834
    Security deposits           (24,833)       44,541       (22,683)
                              ---------   -----------   -----------

      Total adjustments         563,753     1,089,228     1,945,659
                              ---------   -----------   -----------

Net cash used in operating
  activities                  $(351,581)  $    (9,905)  $   (30,739)
                              =========   ===========   ===========

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

The Las Oficinas note receivable was reduced in 1994 to reflect the sale of the Las Oficinas note receivable in April 1995 for $750,000.

     Note receivable                               $1,100,000
     Loss on write-down to net realizable value      (350,000)
                                                   ----------

     Net realizable value                          $  750,000
                                                   ==========

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

                                       F8

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization
------------

University Real Estate Partnership V (the "Partnership") was organized in 1977, as a limited partnership under the provisions of the California Uniform Limited Partnership Act as then in effect. The general partner of the Partnership is University Advisory Company ("UAC" or the "General Partner"), a California general partnership. Southmark Commercial Management, Inc. ("SCM"), and Southmark Investors, Inc. ("SII"), both wholly-owned subsidiaries of Southmark Corporation ("Southmark"), were the two general partners of UAC through December 15, 1996. On December 15, 1996, OS General Partner Company ("OSGPC"), a Texas corporation and OS Holdings, Inc. ("OS"), a Texas corporation acquired the interests held in UAC by SCM and SII. The Partnership was formed to acquire, operate and ultimately dispose of a diversified portfolio of income-producing property.

On March 9, 1993, Southmark and several of its affiliates (including the General Partner) entered into an Asset Purchase Agreement with SHL Acquisition Corp. III, a Texas corporation, and its permitted assigns (collectively "SHL") to sell various general and limited partnership interests owned by Southmark and its affiliates, including the general partnership interest of the Partnership. On December 16, 1993, Southmark and SHL executed the Second Amendment to Asset Purchase Agreement whereby SHL acquired an option to purchase the general partnership interest of the Partnership, rather than purchase the Partnership interest itself. On the same date, SHL assigned its rights under the amended Asset Purchase Agreement to Hampton Realty Partners, L.P., a Texas limited partnership ("Hampton"). Hampton and Southmark affiliates also entered into an Option Agreement whereby Hampton acquired the right to purchase the option assets, including the general partnership interest of the Partnership, subject to the approval of the limited partners. On April 20, 1994, Insignia Financial Group, Inc., a Delaware corporation, and certain of its affiliates (collectively "Insignia") entered into an Option Purchase Agreement with Hampton to acquire Hampton's rights to solicit proxies from the Limited Partners seeking their consent to Hampton becoming the general partner of the Partnership. On August 8, 1994, the Insignia contract was terminated. On December 30, 1994, Hampton entered into an Assignment and Assumption of Option Agreement with JKD Financial Management, Inc. ("JKD"), a Texas corporation, whereby, among other things, JKD obtained the right to acquire Hampton's rights to proxy into the Partnership subject to approval of the Limited Partners. As a result of a 1996 transaction between OS, OSGPC, SCM and SII, JKD's option was assigned to OSGPC.

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

On January 29, 1996, SCM and SII entered into a purchase agreement to sell their partnership interests in UAC to OS and JKD, respectively. The transfer documents were executed January 31, 1996, and placed into escrow. The transfer would not be effective until certain conditions precedent were satisfied and, if the conditions precedent were not satisfied by April 29, 1996, the transfer documents would be returned to SCM and SII and the transfer would not occur. On April 29, 1996 the purchase agreement was amended to facilitate the substitution of OSGPC for JKD and to extend the escrow period through June 30, 1996. On June 25, 1996 a Second Amendment of Escrow Agreement was entered into to extend the escrow period through August 31, 1996. On December 15, 1996, it was determined that all conditions precedent to the OS and OSGPC purchase of the partnership interests in UAC had been met and the sale was consummated and OS and OSGPC became the owners and interest holders in UAC.

                                       F9

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

Principles of Consolidation
---------------------------

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

Real Estate Investments
-----------------------

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

Repossessed Real Estate Held for Resale
---------------------------------------

Repossessed real estate held for resale is recorded at the lower of the net note receivable balance or the net realizable value of the property at the date of repossession.

Depreciation
------------

Buildings and improvements are depreciated using the straight-line method over 5 to 30 years. Tenant improvements are amortized over the terms of the related tenant lease using the straight-line method.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include cash on hand, demand deposits, money market funds and investments in certificates of deposit with original maturities of three months or less. Cash and cash equivalents also include cash held in segregated accounts for tenant security deposits.

Deferred Borrowing Costs
------------------------

Loan fees for long-term financing of real property are capitalized and are amortized over the terms of the related mortgage note payable using the straight-line method. Amortization of deferred borrowing costs is included in interest expense in the Consolidated Statements of Operations.

Rental Revenues
---------------

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

                                      F10

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

Notes Receivable
----------------

Notes receivable are recorded at their original basis, net of any allowance for uncollectible amounts. Interest income is recognized as it is earned. Interest accrual is ceased at such time as management determines collection is doubtful.

Discounts on Mortgage Notes Payable
-----------------------------------

Discounts on mortgage notes payable are amortized over the remaining terms of the related notes using the interest method. Amortization of discounts is included in interest expense.

Income Taxes
------------

The Partnership is not a tax paying entity, and accordingly no provision has been recorded for Federal or state income tax purposes. The partners are individually responsible for reporting their share of the Partnership's taxable income or loss on their income tax returns. In the event of an examination of the Partnership's tax return by the Internal Revenue Service, the tax liability of the partners could be changed if an adjustment in the Partnership's income or loss is ultimately sustained by the taxing authorities.

Certain transactions of the Partnership may be subject to accounting methods for income tax purposes that differ from the accounting methods used in preparing these consolidated financial statements in accordance with generally accepted accounting principles. Accordingly, the net income or loss of the Partnership and the resulting balances in the partners' capital accounts reported for income tax purposes may differ from the balances reported for those same items in these consolidated financial statements.

Use of Estimates
----------------

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

Financial Instruments
---------------------

The Partnership's carrying values for financial instruments approximate their fair values.

Allocation of Net Income and Net Loss
-------------------------------------

The Partnership Agreement provides for net income of the Partnership for both consolidated financial statements and income tax reporting purposes to be allocated 99% to the Limited Partners and 1% to the General Partner. Net income allocated to the Limited Partners shall be allocated first to the Limited Partners holding Growth/Shelter Units in the same ratio and manner that losses were charged to these Limited Partners and up to amounts equal to such previously charged losses and then to all of the Limited Partners in the same ratio that distributions from all sources, other than proceeds from the sale of Limited Partnership units, have been allocated.

The Partnership Agreement provides for net losses of the Partnership for both financial statement and income tax reporting purposes to be allocated 1% to the General Partner and 99% to the Growth/Shelter Unit holders.

                                      F11

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

Net Loss Per Limited Partnership Unit
-------------------------------------

Net loss per Limited Partnership Unit is computed by dividing net loss allocated to the Limited Partners by the weighted average number of Limited Partnership Units outstanding during the year. Per unit information has been computed based on 34,301, 34,353 and 34,453 Limited Partnership Units outstanding in 1996, 1995 and 1994, respectively.

Distributions
-------------

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

NOTE 2 - TRANSACTIONS WITH AFFILIATES
-------------------------------------

On March 9, 1993, Southmark and several of its affiliates (including the General Partner) entered into an Asset Purchase Agreement with SHL to sell various general and limited partnership interests owned by Southmark and its affiliates, including the general partnership interest of the Partnership. On December 16, 1993, Southmark and SHL executed the Second Amendment to Asset Purchase Agreement whereby SHL acquired an option to purchase the general partnership interest of the Partnership, rather than purchase the partnership interest itself. On the same date, SHL assigned its rights under the amended Asset Purchase Agreement to Hampton. Hampton and Southmark affiliates also entered into an Option Agreement whereby Hampton acquired the right to purchase the option assets, including the general partnership interest of the Partnership, subject to the approval of the limited partners. On April 20, 1994, Insignia entered into an Option Purchase Agreement with Hampton to acquire Hampton's rights to solicit proxies from the Limited Partners seeking their consent to Hampton becoming the general partner of the Partnership. On August 8, 1994, the Insignia contract was terminated. On December 30, 1994, Hampton entered into an Assignment and Assumption of Option Agreement with JKD, whereby, among other things, JKD obtained the right to acquire Hampton's rights to proxy into the Partnership subject to approval of the Limited Partners. As a result of a 1996 transaction between OS, OSGPC, SCM and SII, JKD's option was assigned to OSGPC.

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

On January 29, 1996, SCM and SII entered into a purchase agreement to sell their partnership interests in UAC to OS and JKD, respectively. The transfer documents were executed January 31, 1996, and placed into escrow. The transfer would not be effective until certain conditions precedent were satisfied and, if the conditions precedent were not satisfied by April 29, 1996, the transfer documents would be returned to SCM and SII and the transfer would not occur. On April 29, 1996 the purchase agreement was amended to facilitate the substitution of OSGPC for JKD and to extend the escrow period through June 30, 1996. On June 25, 1996 a Second Amendment of Escrow Agreement was entered into to extend the escrow period through August 31, 1996. On December 15, 1996, it was determined

                                      F12

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

NOTE 2 - TRANSACTIONS WITH AFFILIATES (CONTINUED)
-------------------------------------------------

that all conditions precedent to the OS and OSGPC purchase of the partnership interests in UAC had been met and the sale was consummated and OS and OSGPC became the owners and interest holders in UAC.

The Partnership pays property management fees based on 5% of gross rental revenues for supervising the maintenance and operations of the Partnership's properties.

Beginning December 14, 1992, the Partnership began reimbursing SHL, and subsequently Hampton, for its costs, including overhead, of administering the Partnership's affairs. Reimbursements are "Overhead Fees" which include salaries, travel and other expenses properly allocated to the services provided for the benefit of the Partnership, and an Asset Management Fee is charged at 0.75% of the Partnership's Tangible Asset Value. The Partnership's Tangible Asset Value of the Partnership's real properties is determined by applying a capitalization rate of 10% to annualize the net operating income of each real property, plus the book value of all other tangible assets. At December 31, 1996 and 1995, there were no amounts due to affiliates.

Under the Partnership Agreement, the General Partner or an affiliate is entitled to a subordinated real estate commission upon the sale of Partnership properties. Payment of the commission is subordinated to distributions to the Limited Partners of original invested capital plus a 9% per annum cumulative return. Subordinated real estate commissions payable to a Southmark affiliate but assigned to Hampton pursuant to the Second Amendment to Asset Purchase Agreement totaled $549,218 at December 31, 1996 and 1995.

Compensation and reimbursements paid to or accrued for the benefit of Hampton and affiliates for the years ending December 31:

                                                      1996      1995      1994
                                                    --------  --------  --------

  Property management fees                          $      -  $      -  $ 59,676
  Asset management fee                                86,259    95,714   135,702
  Charged to general and administrative expense:
    Partnership and Financial administration,
    data processing, accounting and tax
    reporting, and investor relations                149,987   147,505   130,688
                                                    --------  --------  --------
  Total compensation and reimbursements             $236,246  $243,219  $326,066
                                                    ========  ========  ========


In June 1994, Southmark paid off the first lien mortgage on the Bank of San Pedro Office Building. Consequently, the Partnership had a 90-day promissory note payable to Southmark bearing interest at 10%, secured by a first lien deed of trust, assignment of rents, and security agreement on the Bank of San Pedro Office Building, with all outstanding principal and accrued interest due on September 30, 1995, as a result of two maturity date extensions. The initial principal balance of this note was $877,000. At every maturity date extension, the Partnership incurred a fee in the amount of $78,075 in accordance with the note agreement. In 1994, the extension fees totaling $156,150 and all accrued interest were added to the principal balance in accordance with the note agreement. At December 31, 1994, the principal balance (which included both extension fees and accrued interest) was $1,086,554. On April 11, 1995, the Partnership made a principal prepayment in the amount of $750,000 on the promissory note payable to Southmark. In consideration for this principal prepayment, Southmark reduced the remaining unpaid principal balance of the note payable by $75,000 and extended the maturity date for an additional 90 days.
The $75,000 gain on debt forgiveness is included as an extraordinary item in the consolidated statements of operations at December 31, 1995. On July 20, 1995, the Partnership sold the Bank of San Pedro Office Building and paid all remaining principal and accrued interest, totaling $381,593, due on the promissory note payable to Southmark (see Note 4 - "Repossessed Real Estate Held for Resale").

                                      F13

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

NOTE 3 - REAL ESTATE INVESTMENTS
--------------------------------

The cost and accumulated depreciation and amortization of the Partnership's real estate investments held at December 31, 1996 and 1995, is set forth in the following tables:

                                      Buildings and   Accumulated
          1996               Land     Improvements   Depreciation      Total
          ----            ----------  -------------  -------------  -----------

     Glasshouse Square
       Shopping Center    $4,731,102    $12,243,834   $(7,499,669)  $ 9,475,267
     Washington Towne
       Apartments            524,145      1,918,388      (519,535)    1,922,998
                          ----------    -----------   -----------   -----------
                          $5,255,247    $14,162,222   $(8,019,204)  $11,398,265
                          ==========    ===========   ===========   ===========


                                      Buildings and  Accumulated
          1995               Land     Improvements   Depreciation      Total
          ----            ----------  -------------  ------------   -----------

     Glasshouse Square
       Shopping Center    $4,731,102    $12,163,008   $(7,152,145)  $ 9,741,965
     Washington Towne
       Apartments            524,145      1,766,165      (358,580)    1,931,730
                          ----------    -----------   -----------   -----------
                          $5,255,247    $13,929,173   $(7,510,725)  $11,673,695
                          ==========    ===========   ===========   ===========

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

The mortgage payable on the Washington Towne Apartments matured in June 1995.
In September 1995, the Partnership obtained a mortgage loan payable in the amount of $1,750,000 from a new lender. In order to preserve the Partnership's ownership interest in the Washington Towne Apartments and in order to satisfy the new lender's structural requirements with respect to the refinancing of the mortgage note payable, the Partnership contributed the property on September 13, 1995 to an affiliated entity, Washington Towne Apartments, LLC, a Georgia limited liability company. The Partnership is the owner of all the capital stock of Washington Towne, Inc. The Partnership is the 99% member and Washington Towne, Inc. is the 1% managing member of Washington Towne Apartments, LLC. Therefore, the Partnership effectively retained a 100% interest in the property. In connection with the contribution of the property to Washington Towne Apartments, LLC, the lender provided sufficient funds to satisfy the matured loan obligation and to provide for certain property improvements. Property improvements were completed prior to the end of the first quarter 1996 and have significantly enhanced the value of the property (see Note 6 - "Mortgage Notes Payable").

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

                                      F14

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

NOTE 3 - REAL ESTATE INVESTMENTS (CONTINUED)
--------------------------------------------

During 1993 it was determined in a Phase II Environmental Audit that the soils and groundwater in the Garcia's Tract and possibly part of the Glasshouse Square parking lot, located in the Northeastern most corner of Glasshouse Square property, contain elevated levels of certain petroleum products. In 1994 and 1995, the Partnership worked with counsel and environmental engineers in connection with further investigation of the alleged leaking of petroleum products from underground storage tanks and with San Diego County officials to determine the necessary level of clean-up. The Partnership also obtained a health risk assessment to ensure that the gasoline constituents beneath the Garcia's Tract are not emitting harmful vapors inside the building. The health assessment was returned "non detect" meaning no such harmful vapors were detected. In 1996, additional testing was conducted by the environmental engineers who determined there was no "free product" at the portions of the site that were tested and, also, no human health risks exist at this time.
Management does not believe that the County of San Diego will take further action. Therefore, this situation should not have a material effect on the Partnership. As a result of the County's no further action position, the Partnership, in 1996, entered into ground lease agreements with two fast food providers. The restaurants have constructed the improvements and the related ground lease income to the partnership is expected to be in excess of $155,000 annually for the twenty year term of the leases. Payments under these lease agreements are scheduled to begin in 1997.

The Partnership leases Glasshouse Square Shopping Center, its only commercial property, under noncancelable operating lease agreements that expire over the next 20 years. Future minimum rents over the next five years are as follows:

               1997          $ 1,159,873
               1998            1,145,988
               1999            1,092,260
               2000            1,092,260
               2001              859,060
               Thereafter      5,231,277
                             -----------
                             $10,580,718
                             ===========

On January 17, 1995, the lender filed a notice of default in San Diego County related to the Glasshouse Square mortgages payable. On March 27, 1995, the mortgages were modified and a forbearance agreement was executed whereby the lender agreed to discontinue foreclosure proceedings. The first lien mortgage is payable in varying monthly installments of principal and interest, bearing interest at 9.5% per annum and maturing in December 2000. The second lien mortgage payable requires monthly interest only payments in the amount of $6,595, bearing interest at 11% per annum and maturing in December 2000. Principal balances for the first and second lien mortgages as of December 31, 1996, were $7,573,193 and $1,492,431, respectively, compared to $7,435,834 and
$1,492,431, respectively in 1995. In addition to the mortgage modifications and forbearance agreement, on March 27, 1995, the lender granted the Partnership a line of credit for the maximum amount of $400,000 bearing interest at 9.5% per annum payable in full on December 1, 2000. The line of credit is restricted to Glasshouse Square for the use of mortgage payment shortfalls, tenant improvements, leasing commissions, and a monument sign. The line of credit is secured by a deed of trust. As of December 31, 1996 and 1995, the Partnership owed $400,000 and $186,206 respectively, against the line of credit. This draw on the line of credit increased the first lien mortgage principal balance to $7,573,193 and $7,435,834 as of December 31, 1996 and 1995, respectively (see
Note 6 - "Mortgage Notes Payable").

In September 1995, Silo California, a major tenant that provided approximately 25% of the gross rental revenues to Glasshouse Square, defaulted on its lease and ceased retail operations. The Partnership filed a lawsuit styled University
                                                                      ----------
Real Estate Partnership V v. Silo California, Inc. No. 692441 (Superior Court of
-------------------------------------------------
the State of California) to recover possession of leased premises and damages related to breach of a lease at Glasshouse Square Shopping Center. The Partnership obtained an unlawful detainer judgment against the defendant on October 25, 1995, in the amount of $41,757.

                                      F15

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

NOTE 3 - REAL ESTATE INVESTMENTS (CONTINUED)
--------------------------------------------

The Partnership seeks to collect from Silo California all base rent and common area maintenance charges, $18,689 and $5,919, respectively, per month, for the periods that they are in default or until a new tenant has been secured to lease their location. At December 31, 1996 and 1995, an allowance for doubtful accounts in the amount of $107,044 was recorded for the Silo California lease default The Partnership filed a claim against Silo California, Inc. on February 9, 1996, in a bankruptcy proceeding entitled In re: Silo California, Inc., a
                                             --------------------------------
California corporation, No. 95-1581 (U.S. Bankruptcy Court, District of
----------------------
Delaware), to recover on the $41,757 unlawful detainer judgment. A second claim in the amount of $312,992 for additional damages related to breach of the lease was filed on February 20, 1996 against Silo California, Inc. and an identical $312,992 claim was filed against Silo Holdings, Inc. in In re: Silo Holdings,
                                                        ----------------------
Inc., No. 95-1578 (U.S. Bankruptcy Court, District of Delaware) on February 20,
----
1996. All three claims are still pending. The Partnership cannot predict what the final recovery amount will be.

NOTE 4 - REPOSSESSED REAL ESTATE HELD FOR RESALE
------------------------------------------------

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

On July 20, 1995, the Partnership sold the Bank of San Pedro Office Building for $1,350,000. The Partnership received partial consideration from the sale in the form of a note receivable for $350,000, bearing interest at 9% per annum with interest only payments due monthly, secured by a second lien deed of trust on the Bank of San Pedro Office Building, maturing on July 20, 1998 and net cash of $291,562. On the date of sale, all remaining principal and accrued interest, totaling $381,593, due on the promissory note payable to Southmark was paid (see
Note 2 - "Transactions with Affiliates" and Note 5 - "Notes Receivable").

                                      F16

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

NOTE 4 - REPOSSESSED REAL ESTATE HELD FOR RESALE (CONTINUED)
------------------------------------------------------------

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

NOTE 5 - NOTES RECEIVABLE
-------------------------

On July 20, 1995, the Partnership sold the Bank of San Pedro Office Building for $1,350,000. The Partnership received, as partial consideration from the sale, a note receivable for $350,000, bearing interest at 9% per annum with interest only payments due monthly, secured by a second lien deed of trust on the Bank of San Pedro Office Building, maturing on July 20, 1998 (see Note 2 - "Transactions with Affiliates" and Note 4 - "Repossessed Real Estate Held for Resale"). On March 30, 1996, the borrower on the note receivable ceased making regularly scheduled debt payments constituting an event of default. The borrower has currently cured the default situation; however, a provision for loss in the amount of $100,000 was recorded in 1995 in the event of any future complications.

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

                                      F17

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

NOTE 5  NOTES RECEIVABLE (CONTINUED)
------------------------------------

The following is a summary of the activity for the notes receivable.

                                                          For the years ended December 31,
                                                         -----------------------------------
                                                           1996       1995         1994
                                                         --------  ----------  -------------

  Balance at beginning of year                           $250,000  $ 750,000    $ 4,319,022

  Repossession of real estate                                   -          -     (1,287,086)

  Modification of note receivable
    with the borrower                                           -          -     (1,931,936)

  Sale of Las Oficinas note receivable                          -   (750,000)             -

  Partial consideration from sale of repossessed
   real estate                                                  -    350,000              -

  Provision for loss on note receivable                         -   (100,000)             -

  Loss on sale of note receivable                               -          -       (350,000)
                                                         --------  ---------   ------------

  Balance at end of year                                 $250,000  $ 250,000    $   750,000
                                                         ========  =========   ============

NOTE 6 - MORTGAGE NOTES PAYABLE
-------------------------------

The following is a summary of mortgage notes payable.

                                                                                       December 31,
                                                                                       ------------
                                                                                    1996          1995
                                                                                  ---------    ---------

Mortgage payable bearing interest at 8.625%, secured by Washington Towne
Apartments, payable in monthly installments of principal and interest of
$14,239; maturing October 2005.                                                   1,723,790    1,746,666

Mortgage payable bearing interest ranging from 9% to 15.71%, secured by a first lien deed of trust on Glasshouse Square Shopping Center, payable in varying monthly installments of principal and interest; maturing December 2004.  In
March 1995, the mortgage payable was modified .   The modification bears an
interest rate of 9.5%, payable in monthly principal and interest payments beginning April 1995 based on a 25-year amortization, maturing December 2000.
An additional advance note payable was obtained in March 1995, bearing interest at 9.5%, also secured by the same first lien deed of trust on Glasshouse Square
Shopping Center, payable in monthly principal and interest payments beginning
April 1995 based on a 25-year amortization, maturing December 2000.               7,573,193    7,435,834


                                      F18

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

NOTE 6 - MORTGAGE NOTES PAYABLE (CONTINUED)
-------------------------------------------

                                                                                   December 31,
                                                                              -----------------------
                                                                                 1996         1995
                                                                              ----------   ----------
Mortgage payable bearing interest ranging from 8% to 14%, secured by a second lien deed of trust on Glasshouse Square Shopping Center, payable in varying monthly installments of interest from October
1993 to September 1994; then, monthly installments of principal and interest; maturing September 2008.  In March 1995, the mortgage payable was modified.  The modification bears an interest rate of 11%, payable in monthly interest only installments of $6,595,
maturing December 2000.                                                         1,492,431     1,492,431
                                                                              -----------   -----------


                                                                              $10,789,414    $10,674,931
                                                                              ===========    ===========

Scheduled principal maturities of the mortgage notes under existing terms are as follows at December 31, 1996:


                  1997                    $   109,520
                  1998                        122,190
                  1999                        134,079
                  2000                      8,802,808
                  2001                         32,333
                  Thereafter                1,588,484
                                          -----------

                  Total                   $10,789,414
                                          ===========

On September 16, 1993, the Partnership granted a second lien on Glasshouse Square in order to finance the purchase of the remaining 50% undivided interest in the land. Interest only payments are required for the first year, and beginning in the second year payments of principal and interest are required until maturity in September 2008.

On January 17, 1995, the lender filed a notice of default in San Diego County related to the Glasshouse Square mortgages payable. On March 27, 1995, the mortgages were modified and a forbearance agreement was executed whereby the lender agreed to discontinue foreclosure proceedings. The first lien mortgage is payable in varying monthly installments of principal and interest, bearing interest at 9.5% per annum and maturing in December 2000. The second lien mortgage payable requires monthly interest only payments in the amount of $6,595, bearing interest at 11% per annum and maturing in December 2000. In addition to the mortgage modifications and forbearance agreement, on March 27, 1995, the lender granted the Partnership a line of credit for the maximum amount of $400,000 bearing interest at 9.5% per annum payable in full on December 1, 2000. The line of credit is restricted to Glasshouse Square for the use of mortgage payment shortfalls, tenant improvements, leasing commissions, and a monument sign. The line of credit is secured by the same first lien deed of trust as the first lien mortgage. As of December 31, 1996 and 1995 the Partnership owed $400,000 and $186,206, respectively against the line of credit. This draw on the line of credit increased the first lien mortgage principal balance to $7,573,193 and $7,435,834 as of December 31, 1996 and 1995, respectively.

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

                                      F19

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

NOTE 6 - MORTGAGE NOTES PAYABLE (CONTINUED)
-------------------------------------------

The mortgage payable on the Washington Towne Apartments matured in June 1995.
In September 1995, the Partnership obtained a mortgage loan payable in the amount of $1,750,000 from a new lender. In order to preserve the Partnership's ownership interest in the Washington Towne Apartments and to satisfy the new lender's structural requirements with respect to the refinancing of the mortgage note payable, the Partnership contributed the property on September 13, 1995 to an affiliated entity, Washington Towne Apartments, LLC, a Georgia limited liability company. The Partnership is the owner of all the capital stock of Washington Towne, Inc. The Partnership is the 99% member and Washington Towne, Inc. is the 1% managing member of Washington Towne Apartments, LLC. Therefore, the Partnership effectively retained a 100% interest in the property. In connection with the contribution of the property to Washington Towne Apartments, LLC, the lender provided sufficient funds to satisfy the matured loan obligation and to provide for certain property improvements. Property improvements were completed prior to the end of the first quarter of 1996 and have significantly enhanced the value of the property.

In September 1994, the mortgage payable on Las Oficinas matured. On October 1, 1994, a commitment letter was executed regarding the transfer of the mortgage from the Partnership to the borrower on the Las Oficinas note receivable.

On February 27, 1995, the transaction, as discussed above, was executed. On this date, the Partnership was released from the mortgagor position on the mortgage payable on Las Oficinas. Concurrent with this transaction, the Las Oficinas note receivable modification was executed (see Note 5 - "Notes Receivable").

NOTE 7 - DISTRIBUTIONS
----------------------

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

(b) to the General Partner until the General Partner has received 12% of all distributions from other sources; then,

                                      F20

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

NOTE 7  DISTRIBUTIONS (CONTINUED)
---------------------------------

(c) 12% to the General Partner and 88% to all the Limited Partners.

During 1996, 1995 and 1994, no distributions were made by the Partnership.

 NOTE 8 - SOUTHMARK BANKRUPTCY
------------------------------

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

Because neither the Partnership nor the General Partner was included in the Southmark bankruptcy proceedings, there has been no direct effect on the Partnership's operations during the bankruptcy period or resulting from confirmation of the plan. Ultimate decision-making authority with respect to the operations of the Partnership remains with the General Partner until such time as the Limited Partners approve a substitute general partner (see Note 9 - "Sale of General Partner Interest").

NOTE 9 - SALE OF GENERAL PARTNER INTEREST
-----------------------------------------

As a result of Southmark's bankruptcy and its plan to liquidate all of its assets, the General Partner concluded that it was in the best interest of the Partnership to seek, as its qualified replacement as general partner, an entity which intends to remain involved in the management of real estate and real estate limited partnerships.

On March 9, 1993, Southmark and several of its affiliates (including the General Partner) entered into an Asset Purchase Agreement with SHL to sell various general and limited partnership interests owned by Southmark and its affiliates, including the general partnership interest of the Partnership. On April 22, 1993, Southmark and SHL executed the First Amendment to Asset Purchase Agreement whereby SHL acquired an option to purchase the general partnership interest of the Partnership, rather than purchase the Partnership interest itself. On December 16, 1993, SHL assigned its rights under the amended Asset Purchase Agreement to Hampton. Hampton and Southmark affiliates also entered into an Option Agreement whereby Hampton acquired the right to purchase the option assets, including the general partnership interest of the Partnership subject to the approval of the Limited Partners. On April 20, 1994, Insignia entered into an Option Purchase Agreement with Hampton to acquire Hampton's rights to solicit proxies from the Limited Partners seeking their consent to Hampton becoming the general partner of the Partnership. On August 8, 1994, the Insignia contract was terminated. On December 30, 1994, Hampton entered into an Assignment and Assumption of Option Agreement with JKD whereby, among other things, JKD obtained the right to acquire Hampton's rights to proxy into the Partnership subject to the approval of the Limited Partners. As a result of a 1996 transaction between OS, OSGPC, SCM and SII, JKD's option was assigned to OSGPC.

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

                                      F21

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

NOTE 9 - SALE OF GENERAL PARTNER INTEREST (CONTINUED)
-----------------------------------------------------

On January 29, 1996, SCM and SII entered into a purchase agreement to sell their partnership interests in UAC to OS and JKD, respectively. The transfer documents were executed January 31, 1996, and placed into escrow. The transfer would not be effective until certain conditions precedent were satisfied and, if the conditions precedent were not satisfied by April 29, 1996, the transfer documents would be returned to SCM and SII and the transfer would not occur. On April 29, 1996 the purchase agreement was amended to facilitate the substitution of OSGPC for JKD and to extend the escrow period through June 30, 1996. On June 25, 1996 a Second Amendment of Escrow Agreement was entered into to extend the escrow period through August 31, 1996. On December 15, 1996, it was determined that all conditions precedent to the OS and OSGPC purchase of the partnership interests in UAC had been met and the sale was consummated and OS and OSGPC became the owners and interest holders in UAC.


NOTE 10 - PRO FORMA INFORMATION
-------------------------------

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
                                           ===========  ===========           ===========

                                      F22

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

NOTE 10 - PRO FORMA INFORMATION (CONTINUED)
-------------------------------------------

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

                                                            Pro Forma
                                             Historical    Adjustments            Pro Forma
                                             -----------   ------------          ------------
Revenues:
  Rental income                              $ 2,484,310    $ (305,677)  (E)     $ 2,178,633
  Interest                                       212,896      (207,852)  (F)
                                                                31,500   (D)          36,544
                                             ----------     ----------           -----------
                                               2,697,206      (482,029)            2,215,177
                                             -----------    ----------           -----------
Expenses:
  Interest                                     1,335,552      (391,513)  (E)(F)      944,039
  Depreciation and amortization                  464,185             -               464,185
  Property taxes                                 205,576       (47,071)  (E)         158,505
  Operating expenses                           1,260,566      (238,464)  (E)       1,022,102
  General and administrative                     527,030         3,983   (E)         531,013
                                             -----------    ----------           -----------
                                               3,792,909      (673,065)            3,119,844
                                             -----------    ----------           -----------

Net operating loss                            (1,095,703)     (191,036)             (904,667)

Other income (expenses):
  Loss on sale of note receivable                350,000     1,231,809   (F)       1,581,809
  Loss on modification of note receivable        530,695      (530,695)                    -
  Loss on sale of repossessed real estate
   held for resale                                     -       154,138   (E)         154,138
                                             -----------    ----------           -----------
Net loss                                     $(1,976,398)   $ (664,216)          $(2,640,614)
                                             ===========    ==========           ===========
Net Loss per Limited Partnership Unit            $(56.79)      $(19.09)              $(75.88)
                                             ===========    ==========           ===========

Pro Forma Adjustments
---------------------

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

                                      F23

                                                                   SCHEDULE VIII

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

                       VALUATION AND QUALIFYING ACCOUNTS

                               December 31, 1996



                                               Additions
                                               ----------
                                   Balance at  Charged to  Charged to               Balance at
                                   Beginning   Costs and     Other       End of
Description                        of Period    Expenses    Accounts   Deductions     Period
-----------                        ----------  ----------  ----------  -----------  ----------

1996
----
Allowance for Doubtful Accounts      $107,044    $      -    $      -  $       -     $107,044

Allowance for Notes Receivable       $100,000           -           -           -      100,000

1995
----
Allowance for Doubtful Accounts      $ 72,740     107,044           -     (72,740)     107,044

Allowance for Notes Receivable       $      -     100,000           -           -      100,000

1994
----
Allowance for Doubtful Accounts      $362,981      72,740           -    (362,981)      72,740

Allowance for Notes Receivable       $270,000           -           -    (270,000)           -

                                      F24

                                                                      SCHEDULE X


                      UNIVERSITY REAL ESTATE PARTNERSHIP V

               SUPPLEMENTARY STATEMENTS OF OPERATIONS INFORMATION

              For the Years Ended December 31, 1996, 1995 and 1994



                                     Charged to Expense
                                 ----------------------------
             Item                  1996      1995      1994
-------------------------------  --------  --------  --------

Maintenance and repairs          $182,562  $201,633  $226,012

Taxes, other than payroll and
  income taxes                     98,675   138,106   205,576



1) Amortization of deferred borrowing costs was not set forth as such items do not exceed one percent of total sales as shown in the related statements of operations.

2) Advertising costs was not set forth as such items do not exceed one percent of total sales as shown in the related statements of operations.

3)  Royalty expense is not applicable to these financial statements.

                                      F25

                                                                     SCHEDULE XI


                      UNIVERSITY REAL ESTATE PARTNERSHIP V

     REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION

                               December 31, 1996


                                                                                                     Gross Amount at
                                                                    Costs                     Which Carried at Close of Period
                                           Initial Costs         Capitalized                -------------------------------------
                                         ----------------------- Subsequent                              Buildings
                           Related                 Buildings &       to       Cumulative                    and
 Description             Encumbrances     Land     Improvements  Acquisition  Write-downs      Land     Improvements     Total(s)
 -----------             ------------  ----------  ------------  -----------  ------------  ----------  ------------  ------------
Glasshouse Square
Shopping Center
  San Diego, CA           $ 9,065,624  $1,540,892   $11,268,742   $4,759,625  $(2,400,000)  $4,731,102   $12,243,834   $16,974,936

Washington Towne
Apartments
  Atlanta, GA               1,723,790     524,145       931,812      840,807            -      524,145      1,918,388    2,442,533
                         ------------  ----------  ------------  -----------  -----------   ----------   ------------  ----------

                          $10,789,414  $2,065,037   $12,200,554   $5,600,432  $(2,400,000)  $5,255,247   $14,162,222   $19,417,469
                         ============  ==========  ============  ===========  ===========   ==========  ============   ===========



                           Accumulated
                           Depreciation
                               and           Date of      Date        Depreciable
                           Amortization   Construction  Acquired     lives (years)
                           ------------   ------------  --------     -------------
Glasshouse Square
Shopping Center
  San Diego, CA            $(7,499,669)        1981      12/78          3-30

Washington Towne
Apartments
  Atlanta, GA                 (519,535)        1971       07/91         3-25
                           -----------
                           $(8,019,204)
                           ===========


                                      F26

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

     Real Estate Investments and Accumulated Depreciation and Amortization

                              Note to Schedule XI



Changes in real estate investments and accumulated depreciation and amortization are as follows:

                                   For the years ended December 31,
                                --------------------------------------
                                    1996         1995         1994
                                ------------  -----------  -----------

Real estate:
-----------

Balance at beginning of year    $19,184,420   $18,835,045  $18,724,518

Acquisitions                              -        88,548            -

Improvements                        251,727       260,827      110,527

Dispositions                        (18,678)            -            -
                                -----------   -----------  -----------
Balance at end of year          $19,417,469   $19,184,420  $18,835,045
                                ===========   ===========  ===========


Accumulated depreciation and amortization:
------------------------------------------

Balance at beginning of year     $7,510,725   $7,035,146  $6,580,210

Depreciation and amortization       523,933      475,579     454,936

Dispositions                        (15,454)           -           -
                                 ----------   ----------  ----------
Balance at end of year           $8,019,204   $7,510,725  $7,035,146
                                 ==========   ==========  ==========

                                      F27

                                                                    SCHEDULE XII


                      UNIVERSITY REAL ESTATE PARTNERSHIP V

                         MORTGAGE LOANS ON REAL ESTATE

                               DECEMBER 31, 1996



                                                                                                               Principal Amount
                                             Final      Periodic                     Face         Carrying     of Loans Subject
                                             Maturity    Payment      Prior        Amount of      Amount of      to Delinquent
        Description          Interest Rate     Date       Terms        Liens       Mortgage       Mortgage   Principal or Interest
---------------------------  --------------  ---------  ----------  -----------  -------------   ----------  ---------------------

Mortgage payable on              8.625%       October      (1)          None      $1,750,000     $1,723,790       None
  Washington Towne                             2005
  Apartments, secured by
  a first lien deed of
   trust

Mortgage payable on              9.5%         December     (2)         None       $7,314,713    $7,573,193       None
  Glasshouse Square                             2000
  Shopping Center, secured
  by a first lien deed of
  trust with an additional
  advance note of $400,000

Mortgage payable on             11%           September    (3)      See above     $1,492,431    $1,492,431       None
  Glasshouse Square                            2000
  Shopping Center, secured
  by second lien deed of trust


(1) Monthly installments of principal and interest of $14,239.
(2) Varying monthly installments of principal and interest.
(3) Monthly installments of interest only of $6,595.

                                      F28

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------  -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

Price Waterhouse LLP served as the independent accountant previously engaged to audit the financial statements of University Real Estate Partnership V (the "Partnership") for the three years ended December 31, 1993. On May 10, 1995, the Partnership's Manager selected Wallace Sanders & Company to serve the Partnership as its independent accountant to audit the Partnership's financial statements for the calendar year ended December 31, 1994. The failure of the Manager of the Partnership to select Price Waterhouse LLP as the Partnership's independent accountant to audit the financial statements for the year ended December 31, 1994, constituted Price Waterhouse LLP being "dismissed" (as such term is used in Item 304 of Regulation S-K).

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

The Partnership has provided Price Waterhouse LLP with a copy of the foregoing disclosures at the same time as the filing of this report with the Commission and has requested such former accountant to furnish the Partnership with a letter addressed to the Securities and Exchange Commission (the "Commission") stating whether Price Waterhouse LLP agrees with the statements made by the Partnership herein and, if not, stating the respects in which it does not agree. Price Waterhouse LLP by letter dated July 18, 1995, addressed to the Office of the Chief Accountant of the Commission, and advised that it agrees with the statements made by the Partnership. A copy of the Price Waterhouse LLP letter was attached to Form 8-K as filed with the Securities and Exchange Commission on July 24, 1995.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

The Partnership does not have officers or directors. University Advisory Company is the General Partner of the Partnership. OS General Partner Company and OS Holdings, Inc., are the two general partners of UAC. The executive officer and director of the General Partner who controls the affairs of the Partnership is as follows:

                                    Other Principal Occupations and Other
Name and Position          Age      Directorships During the Past 5 Years
-----------------          ---      -------------------------------------

Curtis R. Boisfontaine,     38      From 1991 to the present, Mr. Boisfontaine
Jr., President and                  has served as Chief Executive Officer of
Chairman of the Board of            Hampton Real Estate Group and as President
Directors of OS General             of Meridian Capital Corporation.  OSGPC was
Partner Company                     formed in 1995 and Mr. Boisfontaine is the
                                    majority shareholder, President and sole director of OSGPC.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

No individual principal or principals as a group received over $60,000 in direct remuneration from the Registrant.

The General Partner is not compensated directly for services rendered to the Partnership. Certain officers and directors of the General Partner and Hampton receive compensation from the General Partner or Hampton and/or their affiliates (but not from the Registrant) for services performed for various affiliated entities which may include services performed for the Registrant. See "Item 13
- Certain Relationships and Related Transactions" and Note 2 to the financial statements appearing in Item 8.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
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

     The General Partner is entitled to distributions of cash from operations and from other sources (primarily from the sale or refinancing of Partnership properties and the reserve account) as set forth in Item 8 - "Note 7 -Distributions."

(C)  Change in Control.

     None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
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

Compensation or reimbursements paid to or accrued for the benefit of Hampton and affiliates and Insignia during 1996 are as follows:

                                                         JKD     Insignia
                                                       --------  --------

     Property management fees                          $      -   $93,112
     Charged to general and administrative expense:
       Partnership and financial administration,
         data processing, accounting and tax
         reporting, and investor relations              149,987         -
       Asset management fees                             86,259         -
                                                       --------  --------
     Total compensation and reimbursements             $236,246   $93,112
                                                       ========  ========

                                    PART IV

ITEM 14.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
--------  ----------------------------------------------------------------------
          FORM 8-K
          --------

(a)(1)    Consolidated Financial Statements

          Consolidated financial statements for University Real Estate Partnership V, listed in the Index to the Consolidated Financial Statements and Supplementary Data on page 16, are filed as part of this Annual Report.

(a)(2)    Consolidated Financial Statement Schedules

          Consolidated Financial Statement Supplementary Data for University Real Estate Partnership V, listed in the Index to the Consolidated Financial Statements and Supplementary Data on page 16, are filed as part of this Annual Report.

                                                                            Page
                                                                            ----

(a)(3)    Index to Exhibits..............................................    16

(b)       Reports on Form 8-K............................................    19

(a)(3) The following documents are filed as part of this report and is an index to the exhibits:

          Exhibit
          Number     Description
          -------    -----------

            3.1 Limited Partnership Agreement (Incorporated by reference to Registration Statement No. 2-74914 on Form S-11 filed by Registrant).

            3.2i Articles of Incorporation of Washington Towne, Inc. executed on August 9, 1995. (6)

            3.2ii    Washington Towne, Inc. Bylaws.  (6)

            3.3i Articles of Organization of Washington Towne Apartments, L.L.C. executed on August 9, 1995. (6)

            3.3ii Operating Agreement of Washington Towne Apartments, L.L.C. entered into and effective August 9, 1995 by and between Washington Towne, Inc.,a Georgia corporation and University Real Estate Partnership V, a California limited partnership. (6)

            4. Limited Partnership Agreement (Incorporated by reference to Registration Statement No. 2-74914 on Form S-11 filed by Registrant).

            4.1      Trust Indenture Agreement (Incorporated by reference to
                     Exhibit 4.1 to Registration Statement 2-74914 on Form S-11 filed by Registrant).

           10.1 Asset Purchase Agreement among Southmark Corporation and its affiliates and SHL Acquisition Corp. III dated March 9, 1993. (2)

          Exhibit
          Number     Description
          -------    -----------

           10.2 Asset Purchase Agreement among Southmark Corporation and its affiliates and SHL Acquisition Corp. III dated March 9, 1993 as amended by the First Amendment to Asset Purchase Agreement dated April 22, 1993. Incorporated by reference to the Annual Report of the Registrant on Form 10-K for the period ended December 31, 1992, as filed with the Securities and Exchange Commission on May 1, 1993.

           10.3 Asset Purchase Agreement among Southmark Corporation and its affiliates and SHL Corp. III dated March 9, 1993, as amended by the Second Amendment to Asset Purchase Agreement dated December 14, 1993. (2)

           10.4 University V Option Agreement entered into as of December 16, 1993, by and among University Advisory Company and Hampton Realty Partners, L.P. and/or its Permitted Assigns.
                     (3)

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

           10.15 Termination of Property Management Agreement between Hampton UREF Management, Ltd. and the Partnership dated August 8, 1994. (3)

          Exhibit
          Number     Description
          -------    -----------

           10.16 Property Management Agreement between the Partnership and Insignia Commercial Group, Inc. dated August 8, 1994. (3)

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

           10.28 Indemnity and Guaranty Agreement dated September 13, 1995 by and between University Real Estate Partnership V and First Union National Bank. (6)

          Exhibit
          Number     Description
          -------    -----------

           11. Statement regarding computation of Net Loss per Limited Partnership Unit: Net Loss per Limited Partnership Unit is computed by dividing net loss allocated to the Limited Partners by the number of Limited Partnership Units outstanding. Per unit information has been computed based on 34,301, 34,353 and 34,453 Limited Partnership Units outstanding in 1996, 1995 and 1994, respectively.

           16. Letter dated July 18, 1995 from Price Waterhouse LLP with respect to a change in certifying accountant. Incorporated by reference to Form 8-K - Current Report for the period ending September 30, 1995, as filed with the Securities and Exchange Commission on July 24, 1995.

(2) Incorporated by reference to Annual Report of the Registrant on Form 10-K for the period ended December 31, 1993, as filed with the Securities and Exchange Commission on March 30, 1995.

(3) Incorporated by reference to Quarterly Report of the Registrant on Form 10-Q for the period ended September 30, 1994, as filed with the Securities and Exchange Commission on October 6, 1995.

(4) Incorporated by reference to Annual Report of the Registrant on From 10-K for the period ended December 31, 1994, as filed with the Securities and Exchange Commission on October 10, 1995.

(5) Incorporated by reference to Quarterly Report of the Registrant on Form 10-Q for the period ending March 31, 1995, as filed with the Securities and Exchange Commission on November 20, 1995.

(6) Incorporated by reference to Quarterly Report of the Registrant on Form 10-Q for the period ending September 30, 1995, as filed with the Securities and Exchange Commission on May 23, 1996.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended December 31, 1996.

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

                                 SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        UNIVERSITY REAL ESTATE PARTNERSHIP V

                                        By:  UNIVERSITY ADVISORY COMPANY
                                             General Partner

                                        By:  OS GENERAL PARTNER COMPANY




         April 3, 1997                  By:  /s/ Curtis R. Boisfontaine, Jr.
-------------------------------              -----------------------------------
Date                                         Curtis R. Boisfontaine, Jr.



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         April 3, 1997                  By:   /s/ Curtis R. Boisfontaine, Jr.
-------------------------------               ----------------------------------
Date                                          Curtis R.Boisfontaine, Jr.
                                              President, Principal Executive
                                              Officer and Director OS General
                                              Partner Company



         April 3, 1997                  By:   /s/ John W. Dennis
-------------------------------               ----------------------------------
Date                                          John W. Dennis
                                              Financial and Accounting Officer
                                              OS General Partner Company