Form 10-Q
period 1997-03-31
UNIVERSITY REAL ESTATE PARTNERSHIP V
filed 1997-05-14
CIK 311173

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1997
                               ---------------
                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                  to
                               ----------------    -----------------

Commission File Number   0-8914
                         ------

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

                                   (214) 740-2209
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

Yes  X   No
    ---     ---

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

                              INDEX TO FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1997


                                                                          Page
                                                                          ----

Part I - Financial Information

  Item 1 - Condensed Consolidated Financial Statements:

           (a) Condensed Consolidated Balance Sheets as of
               March 31, 1997 and December 31, 1996                         3

           (b) Condensed Consolidated Statements of Operations
               for the three months ended March 31, 1997 and 1996           4

           (c) Condensed Consolidated Statements of Cash Flows
               for the three months ended March 31, 1997 and 1996           5

           (d) Notes to Condensed Consolidated Financial Statements         6

  Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              7

Part II - Other Information

  Item 6 - Exhibits and Reports on Form 8-K                                 8

  Signatures (pursuant to General Instruction E)                            9

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-------  -------------------------------------------

(a)                   UNIVERSITY REAL ESTATE PARTNERSHIP V
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  March 31,
                                                     1997      December 31,
                                                 (Unaudited)       1996
                                                 ------------  -------------
ASSETS
------

Real estate investments
   Land                                          $ 5,255,247    $ 5,255,247
   Buildings and improvements                     14,179,225     14,162,222
                                                 -----------    -----------
                                                  19,434,472     19,417,469

   Less:  Accumulated depreciation and
      amortization                                (8,153,777)    (8,019,204)
                                                 -----------    -----------
                                                  11,280,695     11,398,265
                                                 -----------    -----------

Note receivable                                      250,000        250,000

Cash and cash equivalents (including $18,775
  and $19,355 for security deposits at
  March 31, 1997 and December 31, 1996,
  respectively)                                      135,252        175,878
Accounts receivable, net of allowance for
  doubtful accounts of $107,044 at March 31,
  1997 and December 31, 1996                          21,864         21,088
Deferred borrowing costs, net of accumulated
  amortization of $118,472 and $111,433 at
  March 31, 1997 and December 31, 1996,
  respectively                                       227,869        234,908
Prepaid expenses and other assets                    601,722        590,228
                                                 -----------    -----------
                                                 $12,517,402    $12,670,367
                                                 ===========    ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable, net of discounts         $10,764,481    $10,789,414
Accrued mortgage interest                            194,306        173,156
Accrued property taxes                                76,776         45,756
Accounts payable and accrued expenses                131,683        202,763
Subordinated real estate commissions                 549,218        549,218
Security deposits                                     23,517         24,099
                                                 -----------    -----------
                                                  11,739,981     11,784,406
                                                 -----------    -----------

Partners' equity (deficit)
   Limited Partners - 50,000 units authorized;
     34,291 and 34,301 units issued and
     outstanding at March 31, 1997
     and December 31, 1996, respectively,
     (17,733 Income units at March 31, 1997
     and December 31, 1996 and 16,558 and
     16,568 Growth/Shelter units at March 31,
     1997 and December 31, 1996, respectively)     1,320,950      1,428,405
     General Partner                                (543,529)      (542,444)
                                                 -----------    -----------
                                                     777,421        885,961
                                                 -----------    -----------
                                                 $12,517,402    $12,670,367
                                                 ===========    ===========

See accompanying notes to condensed consolidated financial statements.

(b)                   UNIVERSITY REAL ESTATE PARTNERSHIP V
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                    Three Months Ended
                                                        March 31,
                                              ------------------------------
                                                1997                 1996
                                              ---------            ---------

Revenues:
  Rental income                              $ 540,456             $ 468,028
  Interest                                       8,115                 5,572
  Other income                                  51,483                     -
                                             ---------             ---------

     Total revenues                            600,054               473,600
                                             ---------             ---------


Expenses:
  Interest                                     257,907               249,991
  Depreciation and amortization                154,424               137,590
  Property taxes                                29,832                13,969
  Other property operations                    210,987               242,514
  General and administrative                    55,444               123,502
                                             ---------             ---------

     Total expenses                            708,594               767,566
                                             ---------             ---------

Net loss                                     $(108,540)            $(293,966)
                                             =========             =========

Net loss allocable to General Partner        $  (1,085)            $  (2,940)
Net loss allocable to Limited Partners        (107,455)             (291,026)
                                             ---------             ---------

Net loss                                     $(108,540)            $(293,966)
                                             =========             =========

Net loss per Limited Partnership Unit:       $   (3.13)            $   (8.47)
                                             =========             =========

See accompanying notes to condensed consolidated financial statements.

(c)                  UNIVERSITY REAL ESTATE PARTNERSHIP V
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         Three Months Ended
                                                             March 31,
                                                       ---------------------
                                                          1997        1996
                                                       ---------   ---------

Net loss                                               $(108,540)  $(293,966)
                                                       ---------   ---------

Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                          154,424     137,590
  Changes in assets and liabilities:
     Accounts receivable                                    (776)    (17,874)
     Prepaid expenses and other assets                   (24,306)    (31,977)
     Accounts payable and accrued expenses               (71,081)    (22,968)
     Accrued mortgage interest                            21,150      21,364
     Accrued property taxes                               31,020      35,445
     Security deposits                                      (581)    (24,609)
                                                       ---------   ---------

       Total adjustments                                 109,850      96,971
                                                       ---------   ---------

Net cash provided by (used in) operating activities        1,310    (196,995)
                                                       ---------   ---------

Cash flows from investing activities:
  Additions to real estate investments                   (17,003)    (73,253)
                                                       ---------   ---------

Net cash (used in) investing activities                  (17,003)    (73,253)
                                                       ---------   ---------

Cash flows from financing activities:
  Advances from line of credit                                 -     146,141
  Principal payments on mortgage notes payable           (24,933)    (25,158)
                                                       ---------   ---------

Net cash (used in) provided by financing activities      (24,933)    120,983
                                                       ---------   ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                (40,626)   (149,265)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         175,878     660,562
                                                       ---------   ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 135,252   $ 511,297
                                                       =========   =========

See accompanying notes to condensed consolidated financial statements.

                      UNIVERSITY REAL ESTATE PARTNERSHIP V
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996. The December 31, 1996 condensed consolidated balance sheet was derived from audited numbers.

Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.

NOTE 2 - TRANSACTIONS WITH AFFILIATES
-------------------------------------

The general partner of the Partnership is University Advisory Company ("UAC" or the "General Partner"), a California general partnership. Prior to December 15, 1996, Southmark Commercial Management, Inc. ("SCM"), and Southmark Investors, Inc. ("SII"), both wholly-owned subsidiaries of Southmark Corporation ("Southmark") were the two general partners of UAC. On December 15, 1996, OS General Partner Company ("OSGPC"), a Texas corporation, and OS Holdings, Inc. ("OS"), a Texas corporation, acquired both interests in UAC held by SCM and SII. On March 9, 1993, Southmark and several of its affiliates (including the General Partner) entered into an Asset Purchase Agreement with SHL Acquisition Corp. III, a Texas corporation, and its permitted assigns (collectively "SHL") to sell various general and limited partnership interests owned by Southmark and its affiliates, including the general partnership interest of the Partnership. On December 16, 1993, Southmark and SHL executed the Second Amendment to Asset Purchase Agreement whereby SHL acquired an option to purchase the general partnership interest of the Partnership, rather than purchase the partnership interest itself. On the same date, SHL assigned its rights under the amended Asset Purchase Agreement to Hampton Realty Partners, L.P., a Texas limited partnership ("Hampton") and Hampton and Southmark affiliates also entered into an Option Agreement whereby Hampton acquired the right to purchase the option assets, including the general partnership interest of the Partnership, subject to the approval of the limited partners. On April 20, 1994, Insignia Financial Group, Inc., a Delaware corporation, and certain of its affiliates (collectively "Insignia") entered into an Option Purchase Agreement with Hampton to acquire Hampton's rights to solicit proxies from the Limited Partners seeking their consent to Hampton becoming the general partner of the Partnership. On August 8, 1994, the Insignia contract was terminated. On December 30, 1994, Hampton entered into an Assignment and Assumption of Option Agreement with JKD Financial Management, Inc. ("JKD"), a Texas corporation, whereby, among other things, JKD obtained the right to acquire Hampton's rights to proxy into the Partnership subject to the approval of the Limited Partners. As a result of a 1996 transaction between OS and OSGPC and SCM and SII, JKD's option was assigned to OSGPC. See discussion of transaction between SCM, SII, OSGPC and OS below.

Effective as of December 14, 1992, the Partnership entered into a Portfolio Services Agreement and a Property Management Agreement with Hampton UREF Management, Ltd. ("Hampton UREF"), a Texas limited partnership, pursuant to which Hampton UREF began providing management for the Partnership's properties and certain other portfolio services. The operations of the Partnership's properties were managed by Hampton Management, Inc. (formerly SHL Management, Inc.) through a subcontract agreement with Hampton UREF. From April 20, 1994 to August 8, 1994, the Partnership and its properties were managed by Insignia pursuant to a Property Management Subcontract Agreement with Hampton UREF. As of August 8, 1994, the properties only were managed by an affiliate of Insignia under a Property Management Agreement directly with the Partnership.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

The Partnership's net loss for the three months ended March 31, 1997 was $108,540. The net loss for the same period in 1996 was $293,966. Total revenues for the three months ended March 31, 1997 were $600,054 versus $473,600 for the same period in 1996. The increase in total revenues in 1997 is primarily attributable to increased occupancy at Glasshouse Square and additional cash receipts in the first quarter of 1997 with the execution of two ground lease agreements.

Total expenses for the three months ended March 31, 1997 were $708,594 versus $767,566 for the same period in 1996. The decrease in expenses in 1997 is primarily due to a reduction in legal expenses regarding the Glasshouse Square lease agreements and a reduction in the amount of fees charged to perform the 1996 audit.

During the three months ended March 31, 1997, the Partnership recorded a decrease in cash of $40,626 versus a decrease of $149,265 for the same period in 1996. The statement of cash flows included an increase in cash provided by operating activities of $198,305 primarily due to an increase in rental and ground lease collections at Glasshouse Square . The statement of cash flows included a decrease in cash used in investing activities of $56,250 due to a reduction in needed property improvements. The statement of cash flows included an increase in cash used in financing activities of $145,916, primarily due to a decrease in the draws on the line of credit related to the Glasshouse Square mortgage payable.

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

Washington Towne Apartments - Atlanta, Georgia
----------------------------------------------

Average occupancy for the three months ended March 31, 1997 was 93% versus 94% for the same period in 1996.

Glasshouse Square - San Diego, California
-----------------------------------------

Average occupancy for the three months ended March 31, 1997 was 91% versus 81% for the same period in 1996. This increase in occupancy is primarily due to the execution of a lease agreement with a major tenant in August 1996.

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

Bank of San Pedro Note Receivable
---------------------------------

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


                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)      Exhibits.

         Exhibit
         Number      Description
         ------      -----------

         3. and 4.   Limited Partnership Agreement (Incorporated by reference to
                     Registration Statement No. 2-74914 on Form S-11 filed by
                     Registrant).

         11. Statement regarding computation of Net Loss per Limited Partnership Unit: Net Loss per Limited Partnership Unit is computed by dividing net loss allocated to the Limited Partners by the number of Limited Partnership Units outstanding. Per unit information has been computed based on 34,291 and 34,353 Limited Partnership Units outstanding in 1997 and 1996, respectively.

         16. Letter dated July 18, 1995 from Price Waterhouse with respect to a change in certifying accountant. Incorporated by reference to Form 8-K - Current Report for the period ending September 30, 1995, as filed with the Securities and Exchange Commission on July 24, 1995.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                UNIVERSITY REAL ESTATE PARTNERSHIP V

                                By: UNIVERSITY ADVISORY COMPANY
                                    General Partner

                                By: OS GENERAL PARTNER COMPANY



        May 12, 1997            By:  /s/ Curtis R. Boisfontaine, Jr.
---------------------------          ------------------------------------------
            Date                     Curtis R. Boisfontaine, Jr. President,
                                     Principal Executive Officer and Director
                                     OS General Partner Company



        May 12, 1997            By:  /s/ David K. Ronck
---------------------------          -------------------------------------------
            Date                     David K. Ronck
                                     Financial and Accounting Officer
                                     OS General Partner Company