Form 10-Q
period 1997-06-30
UNIVERSITY REAL ESTATE PARTNERSHIP V
filed 1997-08-14
CIK 311173

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the quarterly period ended  June 30, 1997
                               ----------------------------------------


                                       or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the transition period from                      to
                               --------------------    ---------------------
Commission File Number 0-8914
                       ------


                        UNIVERSITY REAL ESTATE PARTNERSHIP V
----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 California                         95-3240567
----------------------------------------------------------------------------
               (State or other jurisdiction of    (I.R.S. Employer
               incorporation or organization)    Identification No.)


               2001 Ross Avenue, Suite 4600, Dallas, Texas  75291
----------------------------------------------------------------------------
            (Address of principal executive offices)      (Zip code)


                                   (214) 740-2209
----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



 ---------------------------------------------------------------------------
                 (Former address, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No
      ---      ---

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1997


                                                                          Page
                                                                          ----

Part I - Financial Information

  Item 1 -  Condensed Consolidated Financial Statements:

            (a) Condensed Consolidated Balance Sheets as of
                June 30, 1997 and December 31, 1996                        3

            (b) Condensed Consolidated Statements of Operations
                for the three and six months ended June 30, 1997
                and 1996                                                   4

            (c) Condensed Consolidated Statements of Cash Flows
                for the six months ended June 30, 1997 and 1996            5

            (d) Notes to Condensed Consolidated Financial Statements       6

  Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             7

Part II - Other Information

  Item 6 - Exhibits and Reports on Form 8-K                                8

  Signatures (pursuant to General Instruction E)                           9

  All other items called for by the instructions are omitted as they are either inapplicable, not required, or the information is included in the Condensed Consolidated Financial Statements or Notes thereto.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-------  -------------------------------------------

                     UNIVERSITY REAL ESTATE PARTNERSHIP V
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        June 30,
                                                                          1997      December 31,
                                                                      (Unaudited)       1996
                                                                      ------------  -------------
ASSETS
------
Real estate investments
   Land                                                               $ 5,255,247    $ 5,255,247
   Buildings and improvements                                          14,226,447     14,162,222
                                                                      -----------    -----------
                                                                       19,481,694     19,417,469

   Less:  Accumulated depreciation and
      amortization                                                     (8,291,099)    (8,019,204)
                                                                      -----------    -----------
                                                                       11,190,595     11,398,265
                                                                      -----------    -----------

Note receivable                                                           250,000        250,000

Cash and cash equivalents (including $19,260 and $19,355
  for security deposits at June 30, 1997 and
  December 31, 1996, respectively)                                        176,747        175,878
Accounts receivable, net of allowance for doubtful accounts
  of $107,044 at June 30, 1997 and December 31, 1996                       27,103         21,088
Deferred borrowing costs, net of accumulated amortization
  of $125,510 and $111,433 at June 30, 1997 and
  December 31, 1996, respectively                                         220,831        234,908
Prepaid expenses and other assets                                         633,576        590,228
                                                                      -----------    -----------
                                                                      $12,498,852    $12,670,367
                                                                      ===========    ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable, net of discounts                              $10,737,034    $10,789,414
Accrued mortgage interest                                                 215,505        173,156
Accrued property taxes                                                     69,202         45,756
Accounts payable and accrued expenses                                     183,117        202,763
Subordinated real estate commissions                                      549,218        549,218
Security deposits                                                          24,001         24,099
                                                                      -----------    -----------
                                                                       11,778,077     11,784,406
                                                                      -----------    -----------

Partners' equity (deficit)
   Limited Partners - 50,000 units authorized; 34,281 and 34,301 units issued and outstanding at June 30, 1997 and December 31,
   1996, respectively, (17,723 and 17,733 Income units at June 30,
   1997 and December 31, 1996, respectively, and 16,558 and 16,568
   Growth/Shelter units at June 30, 1997 and December 31, 1996,
   respectively)                                                        1,264,870      1,428,405
   General Partner                                                       (544,095)      (542,444)
                                                                      -----------    -----------
                                                                          720,775        885,961
                                                                      -----------    -----------
                                                                      $12,498,852    $12,670,367
                                                                      ===========    ===========

                     UNIVERSITY REAL ESTATE PARTNERSHIP V
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                   Three Months Ended     Six Months Ended
                                        June 30,             June 30,
                                   ------------------  ----------------------
                                     1997      1996       1997        1996
                                   --------  --------  ----------  ----------

Revenues:
  Rental income                    $601,425  $ 512,065   $1,153,177  $  980,093
  Interest                            5,451     10,815       13,566      16,387
  Other income                       44,910          -       85,097           -
                                   --------  ---------    ---------  ----------

     Total revenues                 651,786   522, 880    1,251,840     996,480
                                   --------  ---------    ---------  ----------


Expenses:
  Interest                          257,279    258,673      515,185     508,664
  Depreciation and amortization     154,026    141,670      308,450     279,260
  Property taxes                     31,020     35,445       60,851      49,414
  Other property operations         200,464    240,913      411,452     483,426
  General and administrative         65,643    105,227      121,088     228,729
                                   --------   --------    ---------  ----------

     Total expenses                 708,432    781,928    1,417,026   1,549,493
                                   --------   --------   ----------  ----------

Net loss                           $(56,646) $(259,048)  $ (165,186) $ (553,013)
                                   ========  =========   ==========  ==========

Net loss allocable to General
  Partners                         $   (566) $  (2,590)  $   (1,652) $   (5,530)
Net loss allocable to Limited
  Partners                          (56,080)  (256,458)    (163,534)   (547,483)
                                   --------   --------   ----------  ----------

Net loss                           $(56,646) $(259,048)  $ (165,186) $ (553,013)
                                   ========  =========   ==========  ==========

Net loss per Limited
 Partnership  Unit                 $  (1.64) $   (7.47)  $    (4.77) $   (15.94)
                                   ========  =========   ==========  ==========

                     UNIVERSITY REAL ESTATE PARTNERSHIP V
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                           Six Months Ended
                                                               June 30,
                                                        ----------------------
                                                           1997        1996
                                                        ----------  ----------

Net loss                                                $(165,186)  $(553,013)
                                                        ---------   ---------
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                           308,450     279,260
  Changes in assets and liabilities:
     Accounts receivable                                   (6,015)     18,469
     Prepaid expenses and other assets                    (65,825)     22,798
     Accounts payable and accrued expenses                (19,647)    (36,358)
     Accrued mortgage interest                             42,349      43,900
     Accrued property taxes                                23,445      70,890
     Security deposits                                        (96)    (23,254)
                                                        ---------   ---------

       Total adjustments                                  282,661     375,705
                                                        ---------   ---------

Net cash provided by (used in) operating activities       117,475    (177,308)
                                                        ---------   ---------

Cash flows from investing activities:
  Additions to real estate investments                    (64,225)   (104,920)
                                                        ---------   ---------

Net cash used in investing activities                     (64,225)   (104,920)
                                                        ---------   ---------

Cash flows from financing activities:
  Principal payments on mortgage notes payable            (52,380)    (52,370)
  Advances from line of credit                                  -     175,731
                                                        ---------   ---------

Net cash (used in) provided by financing activities       (52,380)    123,361
                                                        ---------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          870    (158,867)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          175,878     660,562
                                                        ---------   ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 176,748   $ 501,695
                                                        =========   =========

                      UNIVERSITY REAL ESTATE PARTNERSHIP V
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996. The December 31, 1996 condensed consolidated balance sheet was derived from audited numbers.

Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.

NOTE 2 - TRANSACTIONS WITH AFFILIATES
-------------------------------------

The general partner of the Partnership is University Advisory Company ("UAC" or the "General Partner"), a California general partnership. Prior to December 15, 1996, Southmark Commercial Management, Inc. ("SCM") and Southmark Investors, Inc. ("SII"), both wholly-owned subsidiaries of Southmark Corporation ("Southmark"), were the two general partners of UAC. On December 15, 1996, OS General Partner Company ("OSGPC"), a Texas corporation, and OS Holdings, Inc. ("OS"), a Texas corporation, acquired both interests in UAC held by SCM and SII. On March 9, 1993, Southmark and several of its affiliates (including the General Partner) entered into an Asset Purchase Agreement with SHL Acquisition Corp. III, a Texas corporation, and its permitted assigns (collectively "SHL") to sell various general and limited partnership interests owned by Southmark and its affiliates, including the general partnership interest of the Partnership. On December 16, 1993, Southmark and SHL executed the Second Amendment to Asset Purchase Agreement whereby SHL acquired an option to purchase the general partnership interest of the Partnership, rather than purchase the partnership interest itself. On the same date, SHL assigned its rights under the amended Asset Purchase Agreement to Hampton Realty Partners, L.P. ("Hampton"), a Texas limited partnership, and Hampton and Southmark affiliates also entered into an Option Agreement whereby Hampton acquired the right to purchase the option assets, including the general partnership interest of the Partnership, subject to the approval of the limited partners. On April 20, 1994, Insignia Financial Group, Inc., a Delaware corporation, and certain of its affiliates (collectively "Insignia") entered into an Option Purchase Agreement with Hampton to acquire Hampton's rights to solicit proxies from the Limited Partners seeking their consent to Hampton becoming the general partner of the Partnership. On August 8, 1994, the Insignia contract was terminated. On December 30, 1994, Hampton entered into an Assignment and Assumption of Option Agreement with JKD Financial Management, Inc. ("JKD"), a Texas corporation, whereby, among other things, JKD obtained the right to acquire Hampton's rights to proxy into the Partnership subject to the approval of the Limited Partners. As a result of a 1996 transaction between OS and OSGPC and SCM and SII, JKD's option was assigned to OSGPC. See discussion of transaction between SCM, SII, OSGPC and OS below.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

The Partnership's net loss for the six months ended June 30, 1997 was $165,186. The net loss for the same period in 1996 was $553,013. Total revenues for the six months ended June 30, 1997 were $1,251,840 versus $996,480 for the same period in 1996. The increase in total revenues in 1997 is primarily attributable to increased occupancy at Glasshouse Square and additional cash receipts with the execution of two ground lease agreements. In addition, the partnership received a refund of approximately $45,000 in water and sewer assessments incorrectly billed from 1993 through 1995 related to the Bank of San Pedro Office Building.

Total expenses for the six months ended June 30, 1997 were $1,417,026 versus $1,549,493 for the same period in 1996. The decrease in expenses in 1997 is primarily due to a reduction in legal expenses regarding the Glasshouse Square lease agreements and a reduction in the amount of fees charged to perform the 1996 audit.

During the six months ended June 30, 1997, the Partnership recorded an increase in cash of $870 versus a decrease of $158,867 for the same period in 1996. The statement of cash flows included an increase in cash provided by operating activities of $294,783 primarily due to an increase in rental and ground lease collections at Glasshouse Square. The statement of cash flows included a decrease in cash used in investing activities of $40,695 due to a reduction in needed property improvements. The statement of cash flows included an increase in cash used in financing activities of $175,741, primarily due to a decrease in the draws on the line of credit related to the Glasshouse Square mortgage payable.

Should operations deteriorate and present resources not be adequate for current needs, the Partnership has no outside lines of credit on which to draw for its working capital needs. Neither the General Partner and its affiliates have any obligation to provide financial support to the Partnership. Accordingly, continued operation of the Partnership is dependent on the Partnership being able to generate cash from operations or sale of its remaining operating properties or negotiated reductions in requirements related to outstanding debt obligations.

Washington Towne Apartments - Atlanta, Georgia
----------------------------------------------

Average occupancy for the six months ended June 30, 1997 was 93% versus 98% for the same period in 1996. This decrease in occupancy is primarily due to more stringent qualifying standards for potential tenants as a result of increased delinquencies.

Glasshouse Square - San Diego, California
-----------------------------------------

Average occupancy for the six months ended June 30, 1997 was 94% versus 85% for the same period in 1996. This increase in occupancy is primarily due to the execution of a lease agreement with a major tenant in August 1996.

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


                          PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)      Exhibits.

         Exhibit
         Number     Description
         ------     -----------

         3. and 4.  Limited Partnership Agreement (Incorporated by reference to
                    Registration Statement No. 2-74914 on Form S-11 filed by Registrant).

         11. Statement regarding computation of Net Loss per Limited Partnership Unit: Net Loss per Limited Partnership Unit is computed by dividing net loss allocated to the Limited Partners by the number of Limited Partnership Units outstanding. Per unit information has been computed based on 34,281 and 34,353 Limited Partnership Units outstanding in 1997 and 1996.

         16. Letter dated July 18, 1995 from Price Waterhouse with respect to a change in certifying accountant. Incorporated by reference to Form 8-K - Current Report for the period ending September 30, 1995, as filed with the Securities and Exchange Commission on July 24, 1995.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          UNIVERSITY REAL ESTATE PARTNERSHIP V

                          By: UNIVERSITY ADVISORY COMPANY
                              General Partner

                          By: OS GENERAL PARTNER COMPANY


   August 11, 1997        By:/s/Curtis R. Boisfontaine, Jr.
-----------------------      -----------------------------------------------
        Date                 Curtis R. Boisfontaine, Jr., President,
                             Principal Executive Officer and Director
                             OS General Partner Company


   August 11, 1997        By:/s/ David K. Ronck
-----------------------      ----------------------------------------------
         Date                David K. Ronck
                             Financial and Accounting Officer
                             OS General Partner Company

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          UNIVERSITY REAL ESTATE PARTNERSHIP V

                          By: UNIVERSITY ADVISORY COMPANY
                              General Partner

                          By: OS GENERAL PARTNER COMPANY



    August 11, 1997       By:/s/ Curtis R. Boisfontaine, Jr.
-----------------------      ---------------------------------------
         Date                Curtis R. Boisfontaine, Jr., President,
                             Principal Executive Officer and Director
                             OS General Partner Company



    August 11, 1997       By:/s/ David K. Ronck
-----------------------      ---------------------------------------
         Date                David K. Ronck
                             Financial and Accounting Officer
                             OS General Partner Company