Form 10-Q
period 1997-09-30
UNIVERSITY REAL ESTATE PARTNERSHIP V
filed 1997-11-14
CIK 311173

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  September 30, 1997
                               -------------------

                                       or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the transition period from _____________ to ____________


Commission File Number   0-8914
                         ------



                     UNIVERSITY REAL ESTATE PARTNERSHIP V
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



            California                             95-3240567
-------------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                    Identification No.)



             2001 Ross Avenue, Suite 4600, Dallas, Texas   75201
-------------------------------------------------------------------------------
           (Address of principal executive offices)      (Zip code)



                                (214) 740-2200
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
                (Former address, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No
     -----      ----

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

                               INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                                                                                            Page
                                                                                            ----
Part I - Financial Information


  Item 1 -  Condensed Consolidated Financial Statements:


       (a) Condensed Consolidated Balance Sheets as of September 30, 1997
           and December 31, 1996                                                              3

       (b) Condensed Consolidated Statements of Operations for the three and
           nine months ended September 30, 1997 and 1996                                      4

       (c) Condensed Consolidated Statements of Cash Flows for the nine months
           ended September 30, 1997 and 1996                                                  5

       (d) Notes to Condensed Consolidated Financial Statements                               6


  Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                7

Part II - Other Information

  Item 6 - Exhibits and Reports on Form 8-K                                                   8

  Signatures (pursuant to General Instruction E)                                              9

  All other items called for by the instructions are omitted as they are either inapplicable, not required, or the information is included in the Condensed Consolidated Financial Statements or Notes thereto.


                         PART I - FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                     UNIVERSITY REAL ESTATE PARTNERSHIP V

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                            September 30,
                                                                                 1997       December 31,
                                                                             (Unaudited)        1996
                                                                            -------------    -----------
ASSETS
------
Real estate investments
    Land                                                                      $ 5,255,247    $ 5,255,247
    Buildings and improvements                                                 14,250,076     14,162,222
                                                                              -----------    -----------
                                                                               19,505,323     19,417,469
    Less:  Accumulated depreciation and
        amortization                                                           (8,428,260)    (8,019,204)
                                                                              -----------    -----------
                                                                               11,077,063     11,398,265

Note receivable                                                                   257,556        250,000

Cash and cash equivalents (including $17,817 and $19,355
  for security deposits at September 30, 1997 and
  December 31, 1996, respectively)                                                138,474        175,878
Accounts receivable, net of allowance for doubtful accounts
  of $107,044 at September 30, 1997 and December 31, 1996                          24,315         21,088
Deferred borrowing costs, net of accumulated amortization
  of $132,548 and $111,433 at September 30, 1997 and
  December 31, 1996, respectively                                                 213,793        234,908
Prepaid expenses and other assets                                                 666,637        590,228
                                                                              -----------    -----------
                                                                              $12,377,838    $12,670,367
                                                                              ===========    ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable, net of discounts                                      $10,708,949    $10,789,414
Accrued mortgage interest                                                         233,222        173,156
Accrued property taxes                                                            100,222         45,756
Accounts payable and accrued expenses                                             153,719        202,763
Subordinated real estate commissions                                              549,218        549,218
Security deposits                                                                  22,559         24,099
                                                                              -----------    -----------
                                                                               11,767,889     11,784,406
                                                                              -----------    -----------

Partners' equity (deficit)
    Limited Partners - 50,000 units authorized; 34,281 and 34,301 units issued and outstanding at September 30, 1997 and December 31,
    1996, respectively, (17,723 and 17,733 Income units at September 30,
    1997 and December 31, 1996, respectively, and 16,558 and 16,568
    Growth/Shelter units at September 30, 1997 and December 31, 1996,
    respectively)                                                               1,155,152      1,428,405
    General Partner                                                              (545,203)      (542,444)
                                                                              -----------    -----------
                                                                                  609,949        885,961
                                                                              -----------    -----------
                                                                              $12,377,838    $12,670,367
                                                                              ===========    ===========

    See accompanying notes to condensed consolidated financial statements.

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                   Three Months Ended    Nine Months Ended
                                      September 30,         September 30,
                                   ------------------  ----------------------
                                     1997       1996       1997         1996
                                   --------   --------  ----------  ----------
Revenues:
  Rental income                    $608,767   $624,038  $1,761,944  $1,604,130
  Interest                           10,698      8,183      24,264      24,569
  Other income                           50          -      85,147           -
                                   --------   --------  ----------  ----------

     Total revenues                 619,515    632,221   1,871,355   1,628,699
                                   --------   --------  ----------  ----------

Expenses:
  Interest                          253,159    259,014     768,344     767,678
  Depreciation and amortization     154,043    142,070     462,492     421,594
  Property taxes                     31,020     35,445      91,872      84,859
  Other property operations         205,977    335,745     617,429     819,171
  General and administrative         86,142    105,892     207,230     334,355
                                   --------   --------  ----------  ----------

     Total expenses                 730,341    878,166   2,147,367   2,427,657
                                   --------   --------  ----------  ----------

Net loss                          $(110,826) $(245,945) $ (276,012) $ (798,958)
                                   ========   ========  ==========  ==========

Net loss allocable to General
  Partners                        $  (1,108) $  (2,459)  $  (2,760)  $  (7,990)
Net loss allocable to Limited
  Partners                         (109,718)  (243,486)   (273,252)   (790,968)
                                  ---------  ---------   ---------   ---------

Net loss                          $(110,826) $(245,945)  $(276,012)  $(798,958)
                                  =========  =========   =========   =========

Net loss per Limited Partnership
Unit                              $   (3.20) $   (7.09)  $   (7.97)  $  (23.02)
                                  =========  =========   =========   =========


See accompanying notes to condensed consolidated financial statements.

                     UNIVERSITY REAL ESTATE PARTNERSHIP V
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                   Nine Months Ended
                                                      September 30,
                                                 ---------------------
                                                    1997        1996
                                                 ---------   ---------

Net loss                                         $(276,012)  $(798,958)
                                                 ---------   ---------

Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                    462,492     421,595
  Changes in assets and liabilities:
     Accounts receivable                            (3,227)     11,219
     Prepaid expenses and other assets            (116,285)    (57,234)
     Accounts payable and accrued expenses         (49,045)     39,198
     Accrued mortgage interest                      60,065      65,065
     Accrued property taxes                         54,465     (35,727)
     Security deposits                              (1,538)    (24,222)
                                                 ---------   ---------
       Total adjustments                           406,927     419,894
                                                 ---------   ---------
Net cash provided by (used in) operating
   activities                                      130,915    (379,064)
                                                 ---------   ---------

Cash flows from investing  activities:
  Additions to real estate investments             (87,854)   (114,142)
                                                 ---------   ---------

Net cash used in investing activities              (87,854)   (114,142)
                                                 ---------   ---------

Cash flows from financing activities:
  Principal payments on mortgage notes payable     (80,465)    (79,051)
  Advances from line of credit                           -     175,732
                                                 ---------   ---------

Net cash (used in) provided by financing
  activities                                       (80,465)     96,681
                                                 ---------   ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS          (37,404)   (396,525)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD   175,878     660,562
                                                 ---------   ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $138,474   $ 264,037
                                                 =========   =========

See accompanying note to condensed consolidated financial statements.


                     UNIVERSITY REAL ESTATE PARTNERSHIP V
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996. The December 31, 1996 condensed consolidated balance sheet was derived from audited numbers.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
      RESULTS OF OPERATIONS
      ---------------------

The Partnership's net loss for the nine months ended September 30, 1997 was $276,012. The net loss for the same period in 1996 was $798,958. Total revenues for the nine months ended September 30, 1997 were $1,871,355 versus $1,628,699 for the same period in 1996. The increase in total revenues in 1997 is primarily attributable to increased occupancy at Glasshouse Square and additional cash receipts with the execution of two ground lease agreements. In addition, the partnership received a refund of approximately $45,000 in water and sewer assessments incorrectly billed from 1993 through 1995 related to the Bank of San Pedro Office Building.

Total expenses for the nine months ended September 30, 1997 were $2,147,367 versus $2,427,657 for the same period in 1996. The decrease in expenses in 1997 is primarily due to a reduction in leasing commission expenses and legal expenses regarding the Glasshouse Square lease agreements and a reduction in the amount of fees charged to perform the 1996 audit.

During the nine months ended September 30, 1997, the Partnership recorded a decrease in cash and cash equivalents of $37,404 versus an decrease of $396,525 for the same period in 1996. The statement of cash flows included an increase in cash provided by operating activities of $509,979 due to an increase in rental and ground lease collections at Glasshouse Square. The statement of cash flows also included a decrease in cash used in investing activities of $26,288 due to a reduction in needed property improvements. The statement of cash flows included an increase in cash used in financing activities of $177,146, primarily due to a decrease in the draws on the line of credit related to the Glasshouse Square mortgage payable.

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

Washington Towne Apartments - Atlanta, Georgia
----------------------------------------------

Average occupancy for the nine months ended September 30, 1997 was 91% versus 94% for the same period in 1996. This decrease in occupancy is primarily due to more stringent qualifying standards for potential tenants as a result of increased delinquencies.

Glasshouse Square - San Diego, California
-----------------------------------------

Average occupancy for the nine months ended September 30, 1997 was 94% versus 86% for the same period in 1996. This increase in occupancy is primarily due to the execution of a lease agreement with a major tenant in August 1996 and two ground lease agreements in 1997.

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

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              UNIVERSITY REAL ESTATE PARTNERSHIP V


                              By: UNIVERSITY ADVISORY COMPANY
                                  General Partner

                              By: OS GENERAL PARTNER COMPANY




November 14, 1997             By: /s/ Curtis R. Boisfontaine, Jr.
----------------------            ---------------------------------------
       Date                       Curtis R. Boisfontaine, Jr., President,
                                  Principal Executive Officer and Director
                                  OS General Partner Company



November 14, 1997             By: /s/ David K. Ronck
----------------------           -----------------------------------------
       Date                      David K. Ronck, Financial and Accounting
                                 Officer OS General Partner Company