Form 10-K405
period 1997-12-31
UNIVERSITY REAL ESTATE PARTNERSHIP V
filed 1998-04-03
CIK 311173

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 1997
                          ------------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    -----------

Commission file number   0-8914
                         -----------------

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
              (Address of principal executive offices) (Zip code)


--------------------------------------------------------------------------------
                 (Former address, if changed since last report)


Registrant's telephone number, including area code   (214) 740-2200
                                                   -----------------------------

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

Documents Incorporated by Reference:  None

Exhibit Index:  See Page 16


                               TOTAL OF 45 PAGES

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

                      INDEX TO ANNUAL REPORT ON FORM 10-K



Item No.                                                                    Page
--------                                                                    ----

PART I

 1 Business...............................................................    3

 2 Properties.............................................................    6

 3 Legal Proceedings......................................................    8

 4 Submission of Matters to a Vote of Security Holders....................    8


PART II

 5 Market for Registrant's Units of Limited Partnership and Related
   Security Holder Matters................................................    9

 6 Selected Financial Data................................................    9

 7 Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................   10

 8 Consolidated Financial Statements and Supplementary Data...............   13

 9 Changes in and Disagreements with Accountants on Accounting and
   Financial Disclosure...................................................   14


PART III

10 Directors and Executive Officers of the Registrant.....................   14

11 Executive Compensation.................................................   14

12 Security Ownership of Certain Beneficial Owners and Management.........   14

13 Certain Relationships and Related Transactions.........................   15


PART IV

14 Exhibits, Consolidated Financial Statement Schedules and Reports on
   Form 8-K...............................................................   16

                                    PART I


ITEM 1.  BUSINESS
-------  --------

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

On March 9, 1993, Southmark and several of its affiliates (including the General Partner) entered into an Asset Purchase Agreement with SHL Acquisition Corp. III, a Texas corporation, and its permitted assigns (collectively "SHL") to sell various general and limited partnership interests owned by Southmark and its affiliates, including the general partnership interest of the Partnership. On December 16, 1993, Southmark and SHL executed the Second Amendment to Asset Purchase Agreement whereby SHL acquired an option to purchase the general partnership interest of the Partnership, rather than purchase the partnership interest itself. On the same date, SHL assigned its rights under the amended Asset Purchase Agreement to Hampton Realty Partners, L.P., a Texas limited partnership ("Hampton") and Hampton and Southmark affiliates also entered into an Option Agreement whereby Hampton acquired the right to purchase the option assets, including the general partnership interest of the Partnership, subject to the approval of the limited partners. On December 30, 1994, Hampton entered into an Assignment and Assumption of Option Agreement with JKD Financial Management, Inc. ("JKD"), a Texas corporation, whereby, among other things, JKD obtained the right to acquire Hampton's rights to proxy into the Partnership subject to approval of the Limited Partners. As a result of a 1996 transaction among OS, OSGPC, SCM and SII, JKD's option was assigned to OSGPC. See discussion of transaction among SCM, SII, OSGPC and OS below.

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

On December 15, 1996, OS and OSGPC purchased the partnership interests from SCM and SII.

CURRENT OPERATIONS
------------------

General:

The Partnership's primary business is to own, operate and ultimately dispose of its portfolio of income-producing real properties for the benefit of its partners. The Partnership has liquidated many of its properties and is currently operating two income-producing properties, Glasshouse Square, and through its investment in Washington Towne Apartments, LLC, Washington Towne Apartments and is the owner of a second lien mortgage note receivable secured by the Bank of San Pedro Office Building. In the course of liquidating certain of its properties, the Partnership has taken partial consideration in the form of notes receivable. Currently, a part of the Partnership's cash collections and revenue relates to the Bank of San Pedro note receivable.

Glasshouse Square Environmental Issue:

During 1993, it was determined in a Phase II Environmental Audit that the soils and groundwater in the Garcia's Tract and possibly part of the Glasshouse Square parking lot, located in the Northeastern most corner of the Glasshouse Square property, contained elevated levels of certain petroleum products. During 1994 and 1995, the Partnership worked with counsel and environmental engineers in connection with further investigation of the alleged leaking of petroleum products from underground storage tanks and with San Diego County officials to determine the necessary level of clean-up. The Partnership also obtained a health risk assessment to ensure that the gasoline constituents beneath the Garcia's Tract are not emitting harmful vapors inside the building. The health assessment was returned "non detect" meaning no such harmful vapors were detected. In 1996, additional testing was conducted by the environmental engineers who determined there was no "free product" at the portions of the site that were tested and, also, no human health risks exist at this time.
Management does not believe that the County of San Diego will take further action. Therefore, this situation should not have a material effect on the Partnership. As a result of the County's no further action position, the Partnership, in 1996, entered into ground lease agreements with two fast food providers. The restaurants have constructed the improvements and the related ground lease income to the partnership is expected to be in excess of $155,000 annually for the twenty-year term of the leases. Payments under these lease agreements began in 1997.

After resolving the aforementioned environmental issues, the Partnership executed two long-term ground leases with two fast food restaurant chains who completed the construction of the improvements in June of 1997.

During 1997, one of the tenants at Glasshouse Square, United Artists Theatres, initiated discussions with the Partnership regarding an early termination of their lease agreement. According to the tenant, as a result of the proliferation of "mega cinemas" in the area, sales have continued to deteriorate during the past several years. Certain inquiries and offers from prospective purchasers had been entertained at the time these discussions began and were subsequently terminated as a result of the uncertainty regarding the United Artist's continued tenancy. The Partnership is currently discussing a new lease in the space currently occupied by United Artist with a national theatre operator. If a lease is consummated, the estimated lease rate would be at approximately 70% of the current rate being paid by United Artists, which is the current estimated market rent for that area. The Partnership cannot predict the eventual outcome of any negotiations to re-lease the United Artists space.

Also, during the fourth quarter of 1997, the Partnership was notified by Blockbuster Video, another tenant at Glasshouse Square, of Blockbuster's intent to sublease their space as a result of poor sales at that location. As a result, the Partnership has decided to cease any active sales marketing of the Glasshouse property in light of the uncertainties surrounding the United Artists and Blockbuster leases.

The Partnership holds a second lien mortgage note receivable in the face amount of $350,000 resulting from the 1995 sale of the Bank of San Pedro Office Building located in Long Beach, California. Scheduled payments on the note are interest only with a scheduled maturity of June 1, 1998. The Partnership cannot predict whether the note will be retired at the scheduled maturity, however the borrower has not given the Partnership any indication of their possible difficulty in retiring this mortgage.

Business Plan:

The business of the Partnership is not seasonal. The Partnership's anticipated plan of operation for 1998 is to preserve or increase gross revenue whenever possible and to maintain or decrease property operating expenditures whenever possible, while at the same time making whatever capital expenditures are reasonable under the circumstances in order to preserve and enhance the value of its properties. The General Partner is continually analyzing current market conditions and trends and if it is determined that liquidating the Partnership's properties is in the best interest, the Partnership decisions will be made regarding potential dispositions of the properties. In addition, the General Partner continues to explore other types of transactions that could benefit the partnership such as favorable long-term financing for the Partnership properties becoming available and the possibility of entering into some type of tax free exchange that could enhance Partnership cash flow. There can be no assurances however as to the ultimate completion of the differing types of transactions, which might be available to the Partnership and its assets. See
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

On March 9, 1993, Southmark and several of its affiliates (including the General Partner) entered into an Asset Purchase Agreement with SHL to sell various general and limited partnership interests owned by Southmark and its affiliates, including the general partnership interest of the Partnership. On December 16, 1993, Southmark and SHL executed the Second Amendment to Asset Purchase Agreement whereby SHL acquired an option to purchase the general partnership interest of the Partnership, rather than purchase the partnership interest itself. On the same date, SHL assigned its rights under the amended Asset Purchase Agreement to Hampton and Hampton and Southmark affiliates also entered into an Option Agreement whereby Hampton acquired the right to purchase the option assets, including the general partnership interest of the Partnership subject to the approval of the Limited Partners. On December 30, 1994, Hampton entered into an Assignment and Assumption of Option Agreement with JKD, whereby, among other things, JKD obtained the right to acquire Hampton's rights to proxy into the Partnership subject to the approval of the Limited Partners. As a result of a 1996 transaction among OS, OSGPC, SCM and SII, JKD's option was assigned to OSGPC.

On December 15, 1996, OS and OSGPC purchased the partnership interests from SCM and SII.

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

As of December 30, 1994, Hampton UREF entered into an Assignment and Assumption of Portfolio Services Agreement with JKD pursuant to which JKD oversees the management of the Partnership. During 1997 JKD was merged into Meridian Realty Advisors, Inc. ("MRA") and MRA assumed responsibility for overseeing the management of the Partnership.

ITEM 2.  PROPERTIES
-------  ----------

Description of Real Estate:

The following table sets forth the investment portfolio of the Partnership at December 31, 1997. It is the opinion of management that both properties are adequately covered by insurance. The mortgage notes payable totaled $10,680,255 at December 31, 1997 for Washington Towne Apartments and Glasshouse Square
Shopping Center.   A full detail of each mortgage is described in Item 8 - "Note
7 - Mortgage Notes Payable".

                                               Gross
                                             Book Value   Occupancy    Date
Property                   Description      of Property     Rate     Acquired
--------                   -----------      -----------     ----     --------

Glasshouse Square          Shopping Center
  San Diego, California    92,839 sq. ft.   $17,012,888      94%   December 1978

Washington Towne
  Apartments               Apartments
  Atlanta, Georgia         148 units          2,503,439      94%    July 1991
                                            -----------

                                            $19,516,327
                                            ===========

Glasshouse Square
-----------------

The Glasshouse Square Shopping Center, along with the Garcia's Tract, is currently owned by the Partnership subject to a first and second lien deeds of trust as set forth more fully in Item 8 - "Note 6 - Mortgage Notes Payable".

At December 31, 1997, the mortgages payable for Glasshouse Square had unpaid principal amounts of $7,485,124 and $1,492,431 both of which are due December 2000 (see Item 8 - "Note 6 - Mortgage Notes Payable").On January 17, 1995, the lender filed a notice of default in San Diego County related to the Glasshouse Square mortgages payable. On March 27, 1995, the mortgages were modified and a forbearance agreement was executed whereby the lender agreed to discontinue foreclosure proceedings. Additionally, on March 27, 1995, the Partnership obtained from this same lender a $400,000 line of credit due in December 2000 (see Item 8 - "Note 6 - Mortgage Notes Payable"). As of December 31, 1997 and 1996, the Glasshouse Square mortgages were current on all mortgage obligations, with no current default issues related to the 1995 action discussed above.

During 1993, it was determined in a Phase II Environmental Audit that the soils and groundwater in the Garcia's Tract and possibly part of the Glasshouse Square parking lot, located in the Northeastern most corner of the Glasshouse Square property, contained elevated levels of certain petroleum products. In 1994 and 1995, the Partnership worked with counsel and environmental engineers in connection with further investigation of the alleged leaking of petroleum products from underground storage tanks and with San Diego County officials to determine the necessary level of clean-up. The Partnership also obtained a health risk assessment to ensure that the gasoline constituents beneath the Garcia's Tract are not emitting harmful vapors inside the building. The health assessment was returned "non detect" meaning no such harmful vapors were detected. In 1996, additional testing was conducted by the environmental engineers who determined there was no "free product" at the portions of the site that were tested and, also, no human health risk exists at this time.
Management does not believe that the County of San Diego will take further action. Therefore, this situation should not have a material effect on the Partnership.

After resolving the aforementioned environmental issues, the Partnership executed two long-term ground leases with two fast food restaurant chains who completed the construction of the improvements in June of 1997.

During 1997, one of the tenants at Glasshouse Square, United Artists Theatres, initiated discussions with the Partnership regarding an early termination of their lease agreement. According to the tenant, as a result of the proliferation of "mega cinemas" in the area, sales have continued to deteriorate during the past several years. Certain inquiries and offers from prospective purchasers had been entertained at the time these discussions began and were subsequently terminated as a result of the uncertainty regarding the United Artist's continued tenancy. The Partnership is currently discussing a new lease in the space currently occupied by United Artist with a national theatre operator. If a lease is consummated, the estimated lease rate would be at approximately 70% of the current rate being paid by United Artists, which is the current estimated market rent for that area. The Partnership cannot predict the eventual outcome of any negotiations to re-lease the United Artists space.

Also, during the fourth quarter of 1997, the Partnership was notified by Blockbuster Video, another tenant at Glasshouse Square, of Blockbuster's intent to sublease their space as a result of poor sales at that location. As a result, the Partnership has decided to cease any active sales marketing of the Glasshouse Square property in light of the uncertainties surrounding the United Artists and Blockbuster leases.

The Partnership holds a second lien mortgage note receivable in the face amount of $350,000 resulting from the 1995 sale of the Bank of San Pedro Office Building located in Long Beach, California. Scheduled payments on the note are interest only with a scheduled maturity of June 1, 1998. The Partnership cannot predict whether the note will be retired at the scheduled maturity, however the borrower has not given the Partnership any indication of their possible difficulty in retiring this mortgage.

Washington Towne Apartments
---------------------------

The mortgage payable for Washington Towne Apartments, LLC had an unpaid principal amount of $1,702,700 at December 31, 1997. In September 1995, the Partnership obtained a mortgage loan payable in the amount of $1,750,000 from a new lender. In order to preserve the Partnership's ownership interest in the Washington Towne Apartments and in order to satisfy the new lender's structural requirements with respect to the refinancing of the mortgage note payable, the Partnership contributed the property on September 13, 1995 to an affiliated entity, Washington Towne Apartments, LLC, a Georgia limited liability company. The Partnership is the owner of all the capital stock of Washington Towne, Inc. The Partnership is the 99% member and Washington Towne, Inc. is the 1% managing member of Washington Towne Apartments, LLC. Therefore, the Partnership effectively retained a 100% interest in the property. In connection with the contribution of the property to Washington Towne Apartments, LLC, the lender provided sufficient funds to satisfy the matured loan obligation and to provide for certain property improvements. Property improvements were completed prior to the end of the first quarter 1996 and have significantly enhanced the value of the property (see Item 8 - "Note 6 - Mortgage Notes Payable").

Operating Data:

OCCUPANCY RATES FOR THE YEARS 1993-1997

--------------------------------------------------------------------------------
                          1993      1994      1995      1996     1997
--------------------------------------------------------------------------------
Glasshouse Square          74%       75%       82%       86%      94%
--------------------------------------------------------------------------------
Washington Towne           98%       98%       94%       94%      94%
--------------------------------------------------------------------------------

The following table shows tenants in Glasshouse Square occupying ten percent or more of the rentable square footage and their lease provisions:

--------------------------------------------------------------------------------
                          Nature of         Rent Per   Lease     Lease Renewal
   Tenant                 Business           Annum   Expiration     Options
--------------------------------------------------------------------------------
Showbiz Pizza      Family Pizza Restaurant  $161,304   4/18/03   Two - 5 year
                                                                 options
--------------------------------------------------------------------------------
Staples, Inc.      Office Products Super    $364,351   8/31/06   Four - 5 year
Store                                                            options
--------------------------------------------------------------------------------
UA Theater         Movie Theater            $254,400  01/31/01   Four - 5 year
                                                                 options
--------------------------------------------------------------------------------
Blockbuster Music  Electronics,             $211,752  10/31/04   Three - 5 year
                   Audio and Video                               options
                   Software
--------------------------------------------------------------------------------

During 1995, Silo California, a major tenant at Glasshouse Square, ceased retail operations.

The following is a table of scheduled lease expirations:

--------------------------------------------------------------------------------
                       GLASSHOUSE SQUARE SHOPPING CENTER
                         SCHEDULE OF LEASE EXPIRATIONS
                                As of 12/31/97
--------------------------------------------------------------------------------

Year       Number of        Square                                 % of Gross
       Lease Expirations    Footage          Annual Rental        Annual Rental
--------------------------------------------------------------------------------
1998           1             5,579             $ 46,459                5.30%
--------------------------------------------------------------------------------
1999           0                 0             $      0                0.00%
--------------------------------------------------------------------------------
2000           0                 0             $      0                0.00%
--------------------------------------------------------------------------------
2001           1            21,200             $254,400               23.68%
--------------------------------------------------------------------------------
2002           0                 0             $      0                0.00%
--------------------------------------------------------------------------------
2003           1            11,523             $169,372               15.01%
--------------------------------------------------------------------------------
2004           1            14,425             $244,317               17.44%
--------------------------------------------------------------------------------
2005           0                 0             $      0                0.00%
--------------------------------------------------------------------------------
2006           1            28,027             $375,642               33.70%
--------------------------------------------------------------------------------
2007           0                 0             $      0                0.00%
--------------------------------------------------------------------------------

ITEM 3. LEGAL PROCEEDINGS
        -----------------

None.


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

     Limited Partnership Units      1,532 as of March 31, 1998

           Income Units             861 as of March 31, 1998
       Growth/Shelter Units         941 as of March 31, 1998

(C) Cash distributions from the Partnership were suspended in 1992 and the Partnership is continuing to experience negative cash flows after debt service and capital items as of December 31, 1997. Cash distributions from operations totaled $265,463 to the Income Unit Holders, $475,684 to the Growth/Shelter Unit Holders and $64,447 to the General Partner in 1991. Cumulative distributions through December 31, 1997, were $15,812,536, $1,786,307, and $590,957 to the Income, Growth/Shelter, and General Partners, respectively. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussion of distributions and likelihood of the reinstatement of distributions.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's consolidated financial statements and notes thereto appearing in Item 8.

Consolidated Statements                          Year Ended December 31,
-----------------------     ---------------------------------------------------------------
Of Operations                   1997         1996         1995         1994         1993
-------------               -----------  -----------  -----------  -----------  -----------
Rental income.............. $ 2,390,773  $ 2,087,301  $ 2,329,859  $ 2,484,310  $ 1,946,723
Interest income............      32,335       32,797      150,809      212,896      876,840
Other income...............      84,723       28,057       44,345            -            -
Expenses (before
  provision)...............  (2,886,252)  (3,063,489)  (3,477,628)  (3,792,919)  (3,232,592)
Loss on sale of note
  receivable...............           -            -            -     (350,000)           -
Loss on modification of
  note receivable..........           -            -            -     (530,695)           -
Provision for loss on
  note receivable..........           -            -     (100,000)           -            -
Loss on sale of repossessed
  real estate..............           -            -     (121,518)           -            -
Loss before
  extraordinary items......    (378,421)    (915,334)  (1,174,133)  (1,976,398)    (409,029)
Extraordinary item.........           -            -       75,000            -            -
                            -----------  -----------  -----------  -----------  -----------
Net loss................... $  (378,421) $  (915,334) $(1,099,133) $(1,976,398) $  (409,029)
                            ===========  ===========  ===========  ===========  ===========

Net loss per Limited
  Partnership Unit:
  Loss before
    extraordinary items.... $    (10.92) $    (26.42) $    (33.84) $    (56.79) $    (11.75)
  Extraordinary item.......           -            -         2.16            -            -
                            -----------  -----------  -----------  -----------  -----------
  Net loss................. $    (10.92) $    (26.42) $    (31.68) $    (56.79) $    (11.75)
                            ===========  ===========  ===========  ===========  ===========

Consolidated Balance                             Year Ended December 31,
--------------------        ---------------------------------------------------------------
Sheets                          1997         1996         1995         1994         1993
------                      -----------  -----------  -----------  -----------  -----------
Real estate, net..........  $10,951,261  $11,398,265  $11,673,695  $11,799,899  $12,144,308
Notes receivable, net.....      250,000      250,000      250,000      750,000    4,319,022
Total assets..............   12,248,950   12,670,367   13,416,272   14,666,336   17,469,314

Mortgage notes payable....   10,680,255   10,789,414   10,674,931    9,453,587   11,778,476

Partners' equity..........      507,540      885,961    1,801,295    2,900,428    4,876,826


Net loss per Limited Partnership Unit is computed by dividing net loss allocated to the Limited Partners by the weighted average number of Limited Partnership Units outstanding during the year. Per unit information has been computed based on 34,301 Limited Partnership Units outstanding in 1997 and 1996, 34,353 Limited Partnership Units outstanding in 1995, and 34,453 Limited Partnership Units outstanding in 1994 and 1993.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

FINANCIAL CONDITION
-------------------

The Partnership was formed in 1977 to acquire, operate and ultimately dispose of a diversified portfolio of income-producing real property. Five of the Partnership's properties were sold and a sixth was deeded to the lender in cancellation of indebtedness in 1985, a seventh property was sold in 1986, and another in 1987. The Partnership received partial consideration from the sale of certain properties in the form of notes receivable. The Partnership held one note receivable (secured by the Bank of San Pedro Office Building) and operated two income-producing properties as of December 31, 1997.

During 1997, one of the tenants at Glasshouse Square, United Artists Theatres, initiated discussions with the Partnership regarding an early termination of their lease agreement. According to the tenant, as a result of the proliferation of "mega cinemas" in the area, sales have continued to deteriorate during the past several years. Certain inquiries and offers from prospective purchasers had been entertained at the time these discussions began and were subsequently terminated as a result of the uncertainty regarding the United Artist's continued tenancy. The Partnership is currently discussing a new lease in the space currently occupied by United Artist with a national theatre operator. If a lease is consummated, the estimated lease rate would be at approximately 70% of the current rate being paid by United Artists, which is the current estimated market rent for that area. The Partnership cannot predict the eventual outcome of any negotiations to re-lease the United Artists space.

Also, during the fourth quarter of 1997, the Partnership was notified by Blockbuster Video, another tenant at Glasshouse Square, of Blockbuster's intent to sublease their space as a result of poor sales at that location. As a result, the Partnership has decided to cease any active sales marketing of the Glasshouse Square property in light of the uncertainties surrounding the United Artists and Blockbuster leases.

The Partnership holds a second lien mortgage note receivable in the face amount of $350,000 resulting from the 1995 sale of the Bank of San Pedro Office Building located in Long Beach, California. Scheduled payments on the note are interest only with a scheduled maturity of June 1, 1998. The Partnership cannot predict whether the note will be retired at the scheduled maturity, however the borrower has not given the Partnership any indication of their possible difficulty in retiring this mortgage.

RESULTS OF OPERATIONS
---------------------

Revenues:

Rental income was $2,390,773 in 1997 as compared to $2,087,301 and $2,329,859 in 1996 and 1995, respectively. The increase of $303,472 in 1997 as compared to 1996 is due primarily to increased occupancies and the commencement of ground lease payments from two ground leases at Glasshouse Square. The decrease in 1996 as compared to 1995 is primarily due to the sale of the Bank of San Pedro Office Building on July 20, 1995. This property was repossessed on June 20, 1994 by the Partnership (see Item 8 - "Note 4 - Repossessed Real Estate Held for Resale").

Of the total revenues recorded by the Partnership, the amount attributable to rental income from Glasshouse Square Shopping Center was 57% in 1997, 39% in 1996 and 36% in 1995. Of the 57% of revenues attributable to Glasshouse Square Shopping Center, 78 % was contributed by four tenants.

Interest income remained constant between 1997 at $32,335 compared to 1996 at $32,797 decreasing from $150,809 in 1995. The decrease in 1996 as compared to 1995 is primarily due to the sale of the Las Oficinas note receivable on April 7, 1995. During 1994, the borrower on the Bank of San Pedro Office Building note receivable ceased making regularly scheduled debt payments, however since that time payments related to the Bank of San Pedro Note Receivable have remained current, and the note receivable is scheduled to mature in 1998. Interest earned on the Bank of San Pedro note receivable was approximately 1.3% in 1997, 1.5% in 1996 and 0.5% in 1995 of the total rental and interest income of the Partnership.

Expenses:


Interest expense was $1,052,586 in 1997 as compared to $1,058,343 and $1,096,581 in 1996 and 1995, respectively. The $33,910 decrease from 1996 to 1997 is attributable to scheduled principal amortization of the Partnership's mortgage debt. The $38,238 decrease in 1996 as compared to 1995 is the result of extension fees incurred on the Bank of San Pedro Office Building promissory note payable to Southmark in 1995. (see Item 8 - "Note 6 - Mortgage Notes Payable" and "Note 2 - Transactions with Affiliates").

Depreciation and amortization expense was $588,124 in 1997 as compared to $544,080 and $488,347 in 1996 and 1995, respectively. Property taxes were $124,201 in 1997 as compared to $98,675 and $138,106 in 1996 and 1995, respectively. The increase in 1997 property taxes of $25,526 is due primarily to changes in assessed values of the properties as well as the receipt of a tax refund in 1996. The decrease of $39,431 in 1996 compared to 1995 is primarily the result of the sale of the Bank of San Pedro Office Building on July 20, 1995, as well as tax refunds that were received during 1996.

Other property operating expenses, the provisions for doubtful accounts, and property management fees were $837,900 in 1997 as compared to $975,552 and $1,249,227 in 1996 and 1995, respectively. The $137,652 decrease in 1997 is due to increased operating efficiencies at the properties. The $273,675 decrease in 1996 as compared to 1995 is primarily the result of the sale of the Bank of San Pedro Office building on July 20, 1995.

General and administrative expenses were $85,848 in 1997 as compared to $150,593 and $262,148 in 1996 and 1995, respectively. The decrease in 1997 as compared to 1996 is primarily due to a reduction in partnership legal and consulting expenses related to resolution of the Glasshouse environmental issue. The decrease in 1996 as compared to 1995 is primarily a result of the final resolution on the Bank of San Pedro Office Building occurring in 1995 which significantly increased general and administrative expenses.

General and administrative expenses - affiliates were $197,593 in 1997 as compared to $236,246 and $243,219 in 1996 and 1995, respectively. The $38,653 decrease from 1996 to 1997 is primarily a result of the elimination of asset management fees previously charged to the Partnership.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At December 31, 1997, the Partnership held cash and cash equivalents of $136,596
of which $18,985 was tenant security deposits.   Cash and cash equivalents at
the end of 1997 decreased by approximately $39,000 as compared to the balance held at December 31, 1996. Cash flow from operations in 1997 was $168,736. Negative cash flow from investing activities in 1997 was $98,858. Negative cash flow from financing activities in 1997 was $109,160. Commitments for 1998 capital expenditures on Glasshouse Square or Washington Towne will be funded from current cash and projected cash flow.

The mortgage payable relating to the Bank of San Pedro matured in June 1992, and management was successful in obtaining an extension on the note payable to April 1, 1994. After the note matured in April 1994, the Partnership was not able to negotiate another extension or renewal of the first lien. In June 1994, Southmark paid off the first lien mortgage and held the first lien position on the property until the property was sold by the Partnership on July 20, 1995, at which time all unpaid principal due Southmark was paid (see Item 8 - "Note 4 - Repossessed Real Estate Held for Resale"). The Bank of San Pedro Note Receivable is scheduled to mature in June of 1998 which will result in the receipt of $350,000 by the Partnership. The borrower on the Bank of San Pedro Note Receivable has given the Partnership no indication that the Note Receivable will not be paid off at maturity, however the Partnership cannot predict the eventual outcome of the note payoff.

The mortgage payable on the Washington Towne Apartments matured in June 1995.
In September 1995, the Partnership obtained a mortgage loan payable in the amount of $1,750,000 from a new lender. In order to preserve the Partnership's ownership interest in the Washington Towne Apartments and in order to satisfy the new lender's structural requirements with respect to the refinancing of the mortgage note payable, the Partnership contributed the property on September 13, 1995 to an affiliated entity, Washington Towne Apartments, LLC, a Georgia limited liability company. The Partnership is the owner of all the capital stock of Washington Towne, Inc. The Partnership is the 99% member and Washington Towne, Inc. is the 1% managing member of Washington Towne Apartments, LLC. Therefore, the Partnership effectively retained a 100% interest in the property. In connection with the contribution of the property to Washington Towne Apartments, LLC, the lender provided sufficient funds to satisfy the matured loan obligation and to provide for certain property improvements. Property improvements were completed prior to the end of the first quarter 1996 and have significantly enhanced the value of the property (see Item 8 "Note 6 - Mortgage Notes Payable").

With its present cash reserves, an outlook for positive cash flow from 1998 operating activities, the anticipated receipt of proceeds from the payoff of the Bank of San Pedro Note Receivable and continued efficient operation and management of the Partnership, the General Partner expects that the Partnership will have sufficient cash to meet its commitments. It is the General Partner's intention, if excess cash flow is available, to consider making distributions of excess cash to the partners of the Partnership during 1998. However, should present cash resources be insufficient for current needs, the Partnership has no non-restrictive existing lines of credit, and thus would require other sources of working capital, such as support from affiliates or sale of Partnership property. Neither the General Partner and its affiliates or assigns have any obligation to provide financial support to the Partnership and there is no assurance that the sale of any property can be timed to coincide with the Partnership's needs.

This Form 10-K may contain forward-looking statements concerning the business and operations of the Partnership. Although the General Partner of the Partnership believes that the expectations reflected in these forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties, and factors including, but not limited to, industry cyclicality, supply and demand, new construction of comparable properties and general economic conditions, as well as other risks detailed in the Partnership's filings with the Securities and Exchange Commission. The Partnership and its General Partner expressly disclaim any obligation to release publicly any updates or revisions to these forward-looking statements to reflect any change in its expectations.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  --------------------------------------------------------

                                                                       Page
                                                                      Number
                                                                      ------

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

Consolidated Financial Statements:

Independent Auditors' Report, December 31, 1997, 1996 and 1995          F1

  Consolidated Balance Sheets at December 31, 1997 and 1996...........  F2

  Consolidated Statements of Operations for the Three Years Ended

     December 31, 1997................................................  F3

  Consolidated Statement of Partners' Equity (Deficit) for the Three
     Years Ended December 31, 1997....................................  F4

  Consolidated Statements of Cash Flows for the Three Years Ended
     December 31, 1997................................................  F5

  Notes to Consolidated Financial Statements..........................  F8

Consolidated Financial Statement Schedules:

  For the Three Years Ended December 31, 1997:

     Schedule VIII - Valuation and Qualifying Accounts................  F20

     Schedule X - Supplementary Statements of Operations
      Information.....................................................  F21

     Schedule XI - Real Estate Investments and Accumulated
      Depreciation and Amortization...................................  F22

     Schedule XII - Mortgage Loans on Real Estate.....................  F24

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


To the Partners of
University Real Estate Partnership V:

We have audited the accompanying consolidated balance sheets of University Real Estate Partnership V as of December 31, 1997 and 1996, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for the years ended December 31, 1997, 1996, and 1995. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of University Real Estate Partnership V as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.

In connection with our audits of the consolidated financial statements referred to above, we audited the financial schedules listed under item 14(a)(2). In our opinion, these financial schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in al material respects, the information stated therein.



                                    /s/ Wallace Sanders & Company
                                    WALLACE SANDERS & COMPANY


Dallas, Texas
March 10, 1998


See accompanying notes to consolidated financial statements.

                                       F1

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

                          CONSOLIDATED BALANCE SHEETS



                                                         December 31,
                                                     -------------------------

ASSETS                                                  1997          1996
------                                               -----------   -----------

Real estate investments
    Land                                             $ 5,255,247   $ 5,255,247
    Buildings and improvements                        14,261,080    14,162,222
                                                     -----------   -----------
                                                      19,516,327    19,417,469

    Less:  Accumulated depreciation and
             amortization                             (8,565,066)   (8,019,204)
                                                     -----------   -----------

                                                      10,951,261    11,398,265
                                                     -----------   -----------

Note receivable, net                                     250,000       250,000
                                                     -----------   -----------

Cash and cash equivalents (including $18,985
  and $19,355 for security deposits at
  December 31, 1997 and 1996, respectively)              136,596       175,878
Accounts receivable, net of allowance for
  doubtful accounts of $107,044 at December 31,
  1997 and 1996                                           40,826        21,088
Deferred borrowing costs, net of accumulated
  amortization of $139,586 and $111,433 at
  December 31, 1997 and 1996, respectively               206,755       234,908
Prepaid expenses and other assets                        663,512       590,228
                                                     -----------   -----------
                                                     $12,248,950   $12,670,367
                                                     ===========   ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable                               $10,680,255   $10,789,414
Accrued mortgage interest                                254,478       173,156
Accrued property taxes                                   127,951        45,756
Accounts payable and accrued expenses                    105,782       202,763
Subordinated real estate commissions                     549,218       549,218
Security deposits                                         23,726        24,099
                                                     -----------   -----------
                                                      11,741,410    11,784,406
                                                     -----------   -----------

Partners' equity (deficit)

    Limited Partners - 50,000 Units authorized;
    34,301 Units issued and outstanding at
    December 31, 1997 and 1996, respectively,
    (17,733 Income Units at December 31, 1997
    and 1996 and 16,568 Growth/Shelter Units at
    December 31, 1997 and 1996)                        1,053,768     1,428,405
    General Partner                                     (546,228)     (542,444)
                                                     -----------   -----------
                                                         507,540       885,961
                                                     -----------   -----------
                                                     $12,248,950   $12,670,367
                                                     ===========   ===========

See accompanying notes to consolidated financial statements.

                                       F2

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                              For the Years Ended December 31,
                                            -----------------------------------
                                               1997        1996         1995
                                            ----------  ----------  -----------
Revenues:
 Rental income                              $2,390,773  $2,087,301  $ 2,329,859
 Interest                                       32,335      32,797      150,809
 Other income                                   84,723      28,057       44,345
                                            ----------  ----------  -----------

   Total revenues                            2,507,831   2,148,155    2,525,013
                                            ----------  ----------  -----------

Expenses:
 Interest                                    1,052,586   1,058,343    1,096,581
 Depreciation and amortization                 588,124     544,080      488,347
 Property taxes                                124,201      98,675      138,106
 Other property operations                     688,520     809,620      933,138
 Provision for doubtful accounts                38,741      72,820      207,243
 Property management fees                      110,639      93,112      108,846
 General and administrative                     85,848     150,593      262,148
 General and administrative - affiliates       197,593     236,246      243,219
 Provision for loss on note receivable               -           -      100,000
                                            ----------  ----------  -----------

   Total expenses                            2,886,252   3,063,489    3,577,628
                                            ----------  ----------  -----------

Net operating loss                            (378,421)   (915,334)  (1,052,615)
                                            ----------  ----------  -----------

Other Income (expenses):
   Loss on sale of repossessed real estate           -           -     (121,518)
                                            ----------  ----------  -----------

Loss before extraordinary item                (378,421)   (915,334)  (1,174,133)

Extraordinary item - gain on debt
 forgiveness                                         -           -       75,000
                                            ----------  ----------  -----------

Net loss                                    $ (378,421) $ (915,334) $(1,099,133)
                                            ==========  ==========  ===========

Net loss allocable to General Partner       $   (3,784) $   (9,153) $   (10,991)
Net loss allocable to Limited Partners      $ (374,637) $ (906,181) $(1,088,142)
                                            ----------  ----------  -----------

Net loss                                    $ (378,421) $ (915,334) $(1,099,133)
                                            ==========  ==========  ===========


Net loss per Limited Partnership Unit:
 Loss before extraordinary item                $(10.92)    $(26.42)     $(33.84)

 Extraordinary item                                  -           -         2.16
                                            ----------  ----------  -----------

 Net loss                                      $(10.92)    $(26.42)     $(31.68)
                                            ==========  ==========  ===========


See accompanying notes to consolidated financial statements.

                                       F3

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

              CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (DEFICIT)



                                                             Total
                                                           Partners'
                                 General      Limited       Equity
                                 Partner      Partners     (Deficit)
                                ---------   -----------   -----------

Balance at December 31, 1994    $(522,300)  $ 3,422,728   $ 2,900,428

Net loss                          (10,991)   (1,088,142)   (1,099,133)
                                ---------   -----------   -----------

Balance at December 31, 1995     (533,291)    2,334,586     1,801,295

Net loss                           (9,153)     (906,181)     (915,334)
                                ---------   -----------   -----------

Balance at December 31, 1996     (542,444)    1,428,405       885,961

Net loss                           (3,784)     (374,637)     (378,421)
                                ---------   -----------   -----------

Balance at December 31, 1997    $(546,228)  $ 1,053,768   $   507,540
                                =========   ===========   ===========

See accompanying notes to consolidated financial statements.

                                       F4

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                   For the Years Ended December 31,
                               ---------------------------------------
                                   1997          1996          1995
                               -----------   -----------   -----------

Cash flows from operating
 activities:
    Cash received from
     tenants                   $ 2,374,358   $ 2,027,060   $ 2,180,199
    Cash paid to suppliers      (1,295,125)   (1,339,645)   (1,464,349)
    Interest received               29,710        32,797       150,809
    Interest paid                 (943,111)     (943,603)     (920,164)
    Property taxes paid            (42,006)     (151,747)            -
    Property tax refund             44,910        23,557        31,508
    Insurance refund                     -             -        12,092
                               -----------   -----------   -----------

Net cash provided by (used
 in) operating activities          168,736      (351,581)       (9,905)
                               -----------   -----------   -----------

Cash flows from investing
 activities:
    Additions to real estate
     investments                   (98,858)     (251,727)     (352,820)
    Sale of Las Oficinas
     note receivable                     -             -       750,000
    Sale of equipment                              4,141             -
    Sale of repossessed real
     estate                                            -       291,562
                               -----------   -----------   -----------

Net cash (used in) provided
 by investing activities           (98,858)     (247,586)      688,742
                               -----------   -----------   -----------

Cash flows from financing
 activities:
    Principal payments on
     mortgage
      notes payable               (109,160)     (105,978)     (173,222)
    Principal payment on
     note payable to
     Southmark
      affiliate                          -             -      (750,000)
    Advances from line of
     credit                              -       220,461       186,206
    Cash received on the
     refinance of the
     mortgage
      note payable for
       Washington Towne
       Apartments                        -             -       604,663
    Borrowing costs incurred
     on the refinance of
      mortgage note payable              -             -       (83,205)
                               -----------   -----------   -----------

Net cash (used in) provided
 by financing activities          (109,160)      114,483      (215,558)
                               -----------   -----------   -----------

NET (DECREASE) INCREASE IN
 CASH AND
  CASH EQUIVALENTS                 (39,282)     (484,684)      463,279

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                175,878       660,562       197,283
                               -----------   -----------   -----------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                  $   136,596   $   175,878   $   660,562
                               ===========   ===========   ===========


See accompanying notes to consolidated financial statements.

                                       F5

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Reconciliation of Net Loss to Net Cash
                  Provided by (Used in) Operating Activities



                                              For the Years Ended December 31,
                                             ---------------------------------
                                                1997       1996        1995
                                             ---------  ---------  -----------

Net loss                                     $(378,421) $(915,334) $(1,099,133)
                                             ---------  ---------  -----------

Adjustments to reconcile net loss to net
 cash provided by (used in) operating
 activities:
  Depreciation and amortization                588,124    544,080      488,347
  Provision for loss on note receivable              -          -      100,000
  Interest and fees added to note payable to
   Southmark affiliate                               -          -      120,040
  Gain on debt forgiveness                           -          -      (75,000)
  Amortization of deferred borrowing costs      28,152     28,152       17,385
  Loss on sale of repossessed real estate            -          -      121,518
  Gain on sale of equipment                          -       (915)           -
  Changes in assets and liabilities:
    Accounts receivable                        (19,738)    33,828       11,931
    Prepaid expenses and other assets         (115,543)   (96,072)          66
    Accounts payable and accrued expenses      (96,982)    45,997      103,830
    Accrued mortgage interest                   81,322     86,588       38,992
    Accrued property taxes                      82,195    (53,072)     138,472
    Security deposits                             (373)   (24,833)      44,541
                                             ---------  ---------  -----------

      Total adjustments                        547,157    563,753    1,089,228
                                             ---------  ---------  -----------

 Net cash provided by (used in) operating
  activities                                 $ 168,736  $(351,581) $    (9,905)
                                             =========  =========  ===========


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

                                       F7

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization
------------

University Real Estate Partnership V (the "Partnership") was organized in 1977, as a limited partnership under the provisions of the California Uniform Limited Partnership Act as then in effect. The general partner of the Partnership is University Advisory Company ("UAC" or the "General Partner"), a California general partnership. Southmark Commercial Management, Inc. ("SCM"), and Southmark Investors, Inc. ("SII"), both wholly-owned subsidiaries of Southmark Corporation ("Southmark"), were the two general partners of UAC through December 15, 1996. On December 15, 1996, OS General Partner Company ("OSGPC"), a Texas corporation and OS Holdings, Inc. ("OS"), a Texas corporation acquired the interests in UAC held by SCM and SII. The Partnership was formed to acquire, operate and ultimately dispose of a diversified portfolio of income-producing property.

On March 9, 1993, Southmark and several of its affiliates (including the General Partner) entered into an Asset Purchase Agreement with SHL Acquisition Corp. III, a Texas corporation, and its permitted assigns (collectively "SHL") to sell various general and limited partnership interests owned by Southmark and its affiliates, including the general partnership interest of the Partnership. On December 16, 1993, Southmark and SHL executed the Second Amendment to Asset Purchase Agreement whereby SHL acquired an option to purchase the general partnership interest of the Partnership, rather than purchase the Partnership interest itself. On the same date, SHL assigned its rights under the amended Asset Purchase Agreement to Hampton Realty Partners, L.P., a Texas limited partnership ("Hampton"). Hampton and Southmark affiliates also entered into an Option Agreement whereby Hampton acquired the right to purchase the option assets, including the general partnership interest of the Partnership, subject to the approval of the limited partners. On December 30, 1994, Hampton entered into an Assignment and Assumption of Option Agreement with JKD Financial Management, Inc. ("JKD"), a Texas corporation, whereby, among other things, JKD obtained the right to acquire Hampton's rights to proxy into the Partnership subject to approval of the Limited Partners. As a result of a 1996 transaction among, OSGPC, SCM and SII, JKD's option was assigned to OSGPC.

On December 15, 1996, OS and OSGPC purchased the partnership interests in UAC from SCM and SII.

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

                                       F8

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

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

Rental Revenues
---------------

Residential property owned by the Partnership is subject to numerous tenant leasing arrangements having initial terms of one year or less. The Partnership leases its commercial property under noncancelable operating leases that expire over the next 20 years. Some leases provide concessions and periods of escalating or free rent. Rental income is recognized on a straight-line basis over the life of the lease. The excess of the rental income recognized over the contractual rental payments due is recorded as accrued rent receivable.

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

                                       F9

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

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

Net Loss Per Limited Partnership Unit
-------------------------------------

Net loss per Limited Partnership Unit is computed by dividing net loss allocated to the Limited Partners by the weighted average number of Limited Partnership Units outstanding during the year. Per unit information has been computed based on 34,301Limited Partnership Units outstanding in 1997 and 1996, and 34,353 Limited Partnership Units outstanding in 1995.

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

                                      F10

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - TRANSACTIONS WITH AFFILIATES
-------------------------------------

On March 9, 1993, Southmark and several of its affiliates (including the General Partner) entered into an Asset Purchase Agreement with SHL to sell various general and limited partnership interests owned by Southmark and its affiliates, including the general partnership interest of the Partnership. On December 16, 1993, Southmark and SHL executed the Second Amendment to Asset Purchase Agreement whereby SHL acquired an option to purchase the general partnership interest of the Partnership, rather than purchase the partnership interest itself. On the same date, SHL assigned its rights under the amended Asset Purchase Agreement to Hampton. Hampton and Southmark affiliates also entered into an Option Agreement whereby Hampton acquired the right to purchase the option assets, including the general partnership interest of the Partnership, subject to the approval of the Limited Partners. On December 30, 1994, Hampton entered into an Assignment and Assumption of Option Agreement with JKD, whereby, among other things, JKD obtained the right to acquire Hampton's rights to proxy into the Partnership subject to approval of the Limited Partners. As a result of a 1996 transaction among OS, OSGPC, SCM and SII, JKD's option was assigned to OSGPC.

On December 15, 1996, OS and OSGPC purchased the partnership interests in UAC from SCM and SII.

The Partnership pays property management fees based on 5% of gross rental revenues for supervising the maintenance and operations of the Partnership's properties.

Beginning December 14, 1992, the Partnership began reimbursing SHL, and pursuant to an Administrative Services Agreement dated January 1, 1997 between the Partnership and Meridian Realty Advisors, Inc. ("MRA"), MRA for its costs, including overhead, of administering the Partnership's affairs. Reimbursements are "Overhead Fees" which include salaries, travel and other expenses properly allocated to the services provided for the benefit of the Partnership, and an Asset Management Fee is charged at 0.75% of the Partnership's Tangible Asset Value. The Partnership's Tangible Asset Value of the Partnership's real properties is determined by applying a capitalization rate of 10% to annualize the net operating income of each real property, plus the book value of all other tangible assets. No asset management fees were charged during 1997. At December 31, 1997 and 1996, there were no amounts due to affiliates.

Under the Partnership Agreement, the General Partner or an affiliate is entitled to a subordinated real estate commission upon the sale of Partnership properties. Payment of the commission is subordinated to distributions to the Limited Partners of original invested capital plus a 9% per annum cumulative return. Subordinated real estate commissions payable to a Southmark affiliate but assigned to Hampton pursuant to the Second Amendment to Asset Purchase Agreement totaled $549,218 at December 31, 1997 and 1996.

Compensation and reimbursements paid to or accrued for the benefit of OSGPC and its affiliates for the years ending December 31:

                                                   1997      1996      1995
                                                 --------  --------  --------
Property management fees                         $      -  $      -  $      -
Asset management fee                                    -    86,259    95,714
Charged to general and administrative expense:
Partnership and Financial administration,
 data processing, accounting and tax
 reporting, and investor relations                197,593   149,987   147,505
                                                 --------  --------  --------
Total compensation and reimbursements            $197,593  $236,246  $243,219
                                                 ========  ========  ========

                                      F11

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - TRANSACTIONS WITH AFFILIATES (CONTINUED)
-------------------------------------------------

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

NOTE 3 - REAL ESTATE INVESTMENTS
--------------------------------

The cost and accumulated depreciation and amortization of the Partnership's real estate investments held at December 31, 1997 and 1996, is set forth in the following tables:

                                    Buildings and    Accumulated
      1997               Land       Improvements    Depreciation       Total
      ----            ----------    -------------   ------------    -----------

Glasshouse Square
  Shopping Center     $4,731,102     $ 12,281,786    $(7,869,983)   $ 9,142,905
Washington Towne
  Apartments             524,145        1,979,294       (695,083)     1,808,356
                      ----------     ------------    -----------    -----------
                      $5,255,247     $ 14,261,080    $(8,565,066)   $10,951,261
                      ==========     ============    ===========    ===========

                                    Buildings and    Accumulated
      1996               Land       Improvements    Depreciation       Total
      ----            ----------    -------------   ------------   -----------

Glasshouse Square
  Shopping Center     $4,731,102     $ 12,243,834    $(7,499,669)   $ 9,475,267
Washington Towne
  Apartments             524,145        1,918,388       (519,535)     1,922,998
                      ----------     ------------    -----------    -----------
                      $5,255,247     $ 14,162,222    $(8,019,204)   $11,398,265
                      ==========     ============    ===========    ===========

On March 31, 1995, the Partnership executed a note payable secured by the Washington Towne Apartments for a principal amount of $250,000, bearing interest at 11.5% per annum with one payment of principal and interest in the amount of $2,476 due May 1, 1995, and all remaining outstanding principal and accrued interest originally due and payable June 1, 1995. The lender subsequently extended the maturity date and on September 13, 1995, the Partnership paid all outstanding principal and accrued interest as a result of the refinancing of the Washington Towne Apartments as described below. The mortgage payable on the Washington Towne Apartments matured in June 1995. In September 1995, the Partnership obtained a mortgage loan payable in the amount of $1,750,000 from a new lender. In order to preserve the Partnership's ownership interest in the Washington Towne Apartments and in

                                      F12

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - REAL ESTATE INVESTMENTS (CONTINUED)
--------------------------------------------

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

During 1993 it was determined in a Phase II Environmental Audit that the soils and groundwater in the Garcia's Tract and possibly part of the Glasshouse Square parking lot, located in the Northeastern most corner of the Glasshouse Square property, contain elevated levels of certain petroleum products. In 1994 and 1995, the Partnership worked with counsel and environmental engineers in connection with further investigation of the alleged leaking of petroleum products from underground storage tanks and with San Diego County officials to determine the necessary level of clean-up. The Partnership also obtained a health risk assessment to ensure that the gasoline constituents beneath the Garcia's Tract are not emitting harmful vapors inside the building. The health assessment was returned "non detect" meaning no such harmful vapors were detected. In 1996, additional testing was conducted by the environmental engineers who determined there was no "free product" at the portions of the site that were tested and, also, no human health risks exist at this time. Management does not believe that the County of San Diego will take further action. Therefore, this situation should not have a material effect on the Partnership. As a result of the County's no further action position, the Partnership, in 1996, entered into ground lease agreements with two fast food providers. The restaurants have constructed the improvements and the related ground lease income to the partnership is expected to be in excess of $155,000 annually for the twenty year term of the leases. Payments under these lease agreements began in 1997.

The Partnership leases Glasshouse Square Shopping Center, its only commercial property, under noncancelable operating lease agreements that expire over the next 20 years. Future minimum rents over the next five years are as follows:

               1998          $ 1,211,317
               1999            1,194,101
               2000            1,258,739
               2001            1,158,811
               2002            1,036,882
               Thereafter      4,766,103
                             -----------

                             $10,625,953
                             ===========

On January 17, 1995, the lender filed a notice of default in San Diego County related to the Glasshouse Square mortgages payable. On March 27, 1995, the mortgages were modified and a forbearance agreement was executed whereby the lender agreed to discontinue foreclosure proceedings. The first lien mortgage is payable in varying monthly installments of principal and interest, bearing interest at 9.5% per annum and maturing in December 2000. The second lien mortgage payable requires monthly interest only payments in the amount of $6,595, bearing interest at 11% per annum and maturing in December 2000. Principal balances for the first and second lien mortgages as of

                                      F13

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - REAL ESTATE INVESTMENTS (CONTINUED)
--------------------------------------------

December 31, 1997, were $7,485,124 and $1,492,431, respectively, compared to $7,573,193 and $1,492,431, respectively in 1996. In addition to the mortgage modifications and forbearance agreement, on March 27, 1995, the lender granted the Partnership a line of credit for the maximum amount of $400,000 bearing interest at 9.5% per annum payable in full on December 1, 2000. The line of credit is restricted to Glasshouse Square for the use of mortgage payment shortfalls, tenant improvements, leasing commissions, and a monument sign. The line of credit is secured by a deed of trust. As of December 31, 1997 and 1996, the Partnership owed $400,000 against the line of credit. As a result, the first lien mortgage principal balance is $7,485,124 and $7,573,193 as of December 31, 1997 and 1996, respectively (see Note 6 - "Mortgage Notes Payable").

In September 1995, Silo California, a major tenant that provided approximately 25% of the gross rental revenues to Glasshouse Square, defaulted on its lease and ceased retail operations. The Partnership filed a lawsuit styled University Real Estate Partnership V v. Silo California, Inc. No. 692441 (Superior Court of the State of California) to recover possession of leased premises and damages related to breach of a lease at Glasshouse Square Shopping Center. The Partnership obtained an unlawful detainer judgment against the defendant on October 25, 1995, in the amount of $41,757.

The Partnership seeks to collect from Silo California all base rent and common area maintenance charges, $18,689 and $5,919, respectively, per month, for the periods that they are in default or until a new tenant has been secured to lease their location. At December 31, 1997 and 1996, an allowance for doubtful accounts in the amount of $107,044 was recorded for the Silo California lease default The Partnership filed a claim against Silo California, Inc. on February 9, 1996, in a bankruptcy proceeding entitled In re: Silo California, Inc., a California corporation, No. 95-1581 (U.S. Bankruptcy Court, District of Delaware), to recover on the $41,757 unlawful detainer judgment. A second claim in the amount of $312,992 for additional damages related to breach of the lease was filed on February 20, 1996 against Silo California, Inc. and an identical $312,992 claim was filed against Silo Holdings, Inc. in In re: Silo Holdings, Inc., No. 95-1578 (U.S. Bankruptcy Court, District of Delaware) on February 20, 1996. While all three claims are still pending, it is unlikely the Partnership will ever be successful in recovering any amounts from Silo's Chapter 11 proceeding.

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

The underlying mortgage note on the Bank of San Pedro Office Building matured in June 1992. Negotiations with the lender for an extension were completed in June 1993, and the maturity date was extended to April 1, 1994. After the note matured in April 1994, the Partnership was not able to negotiate another extension or renewal of the first

                                      F14

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - REPOSSESSED REAL ESTATE HELD FOR RESALE (CONTINUED)
------------------------------------------------------------

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

NOTE 5 - NOTES RECEIVABLE
-------------------------

On July 20, 1995, the Partnership sold the Bank of San Pedro Office Building for $1,350,000. The Partnership received, as partial consideration from the sale, a note receivable for $350,000, bearing interest at 9% per annum with interest only payments due monthly, secured by a second lien deed of trust on the Bank of San Pedro Office Building, maturing on July 20, 1998 (see Note 2 - "Transactions with Affiliates" and Note 4 - "Repossessed Real Estate Held for Resale"). On March 30, 1996, the borrower on the note receivable ceased making regularly scheduled debt payments constituting an event of default. The borrower has currently cured the default situation; and as of December 31, 1997 is current on all obligations. However, a provision for loss in the amount of $100,000 was recorded in 1995 in the event of any future complications. The Bank of San Pedro Note Receivable is scheduled to mature in June of 1998.

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

                                      F15

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - NOTES RECEIVABLE (CONTINUED)
-------------------------------------

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

The following is a summary of the activity for the notes receivable.

                                               For the years ended December 31,
                                               --------------------------------
                                                  1997      1996        1995
                                               ---------  ---------   ---------

Balance at beginning of year                   $ 250,000  $ 250,000   $ 750,000

Sale of Las Oficinas note receivable                   -          -    (750,000)

Partial consideration from sale of repossessed
  real estate                                          -          -     350,000

Provision for loss on note receivable                  -          -    (100,000)

Balance at end of year                         $ 250,000  $ 250,000   $ 250,000
                                               =========  =========   =========

NOTE 6 - MORTGAGE NOTES PAYABLE
-------------------------------

The following is a summary of mortgage notes payable.

                                                         December 31,
                                                    ---------------------
                                                      1997        1996
                                                    ---------   ---------

Mortgage payable bearing interest at
8.625%, secured by Washington Towne
Apartments, payable in monthly
installments of principal and interest
of $14,239; maturing October 2005.                  1,702,700   1,723,790

Mortgage payable bearing interest
ranging from 9% to 15.71%, secured by a
first lien deed of trust on Glasshouse
Square Shopping Center, payable in
varying monthly installments of principal
and interest; maturing December 2004.  In
March 1995, the mortgage payable was
modified.   The modification bears an
interest rate of 9.5%, payable in monthly
principal and interest payments beginning
April 1995 based on a 25-year amortization,
maturing December 2000.  An additional
advance note payable was obtained in March
1995, bearing interest at 9.5%, also secured
by the same first lien deed of trust on
Glasshouse Square Shopping Center, payable
in monthly principal and interest payments
beginning April 1995 based on a 25-year
amortization, maturing December 2000.               7,485,124   7,573,193

                                      F16

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - MORTGAGE NOTES PAYABLE (CONTINUED)
-------------------------------------------

                                                         December 31,
                                                    -----------------------
                                                      1997         1996
                                                    ---------   -----------

Mortgage payable bearing interest ranging
from 8% to 14%, secured by a second lien
deed of trust on Glasshouse Square Shopping
Center, payable in varying monthly
installments of interest from October 1993
to September 1994; then, monthly
installments of principal and interest;
maturing September 2008.  In March 1995,
the mortgage payable was modified.  The
modification bears an interest rate of 11%,
payable in monthly interest only
installments of $6,595, maturing December 2000.     1,492,431     1,492,431
                                                  -----------   -----------
                                                  $10,680,255   $10,789,414
                                                  ===========   ===========

Scheduled principal maturities of the mortgage notes under existing terms are as follows at December 31, 1997:

                    1998         $   122,044
                    1999             134,029
                    2000           8,803,364
                    2001              32,333
                    2002              35,234
                    Thereafter     1,553,251
                                 -----------

                    Total        $10,680,255
                                 ===========

On September 16, 1993, the Partnership granted a second lien on Glasshouse Square in order to finance the purchase of the remaining 50% undivided interest in the land. Interest only payments are required for the first year, and beginning in the second year payments of principal and interest are required until maturity in September 2008.

On January 17, 1995, the lender filed a notice of default in San Diego County related to the Glasshouse Square mortgages payable. On March 27, 1995, the mortgages were modified and a forbearance agreement was executed whereby the lender agreed to discontinue foreclosure proceedings. The first lien mortgage is payable in varying monthly installments of principal and interest, bearing interest at 9.5% per annum and maturing in December 2000. The second lien mortgage payable requires monthly interest only payments in the amount of $6,595, bearing interest at 11% per annum and maturing in December 2000. In addition to the mortgage modifications and forbearance agreement, on March 27, 1995, the lender granted the Partnership a line of credit for the maximum amount of $400,000 bearing interest at 9.5% per annum payable in full on December 1, 2000. The line of credit is restricted to Glasshouse Square for the use of mortgage payment shortfalls, tenant improvements, leasing commissions, and a monument sign. The line of credit is secured by the same first lien deed of trust as the first lien mortgage. As of December 31, 1997 and 1996 the Partnership owed $400,000, respectively against the line of credit. This draw on the line of credit increased the first lien mortgage principal balance to $7,485,124 and $7,573,193 as of December 31, 1997 and 1996, respectively. As of December 31, 1997 and 1996, the Glasshouse mortgages were current on all mortgage obligations, with no current default issues of default issues related to the 1995 action discussed above.On March 31, 1995, the Partnership executed a note payable secured by the Washington Towne Apartments for a principal amount of $250,000, bearing interest at 11.5% per annum with one payment of principal and interest in the amount of $2,476 due May 1, 1995 and all remaining outstanding principal and accrued interest originally due and payable June 1, 1995. The lender subsequently extended the maturity date and on September 13, 1995, the

                                      F17

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - MORTGAGE NOTES PAYABLE (CONTINUED)
-------------------------------------------

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

On February 27, 1995, the transaction, as discussed above, was executed. On this date, the Partnership was released from the mortgagor position on the mortgage payable on Las Oficinas. Concurrent with this transaction, the Las Oficinas note receivable modification was executed (see Note 5 -"Notes Receivable").

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

(c)  on their adjusted capital investment; then,

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

                                      F18

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - DISTRIBUTIONS (CONTINUED)
----------------------------------

(b) to the General Partner until the General Partner has received 12% of all distributions from other sources; then,

(c)  12% to the General Partner and 88% to all the Limited Partners.

During 1997, 1996 and 1995, no distributions were made by the Partnership.

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

On March 9, 1993, Southmark and several of its affiliates (including the General Partner) entered into an Asset Purchase Agreement with SHL to sell various general and limited partnership interests owned by Southmark and its affiliates, including the general partnership interest of the Partnership. On April 22, 1993, Southmark and SHL executed the First Amendment to Asset Purchase Agreement whereby SHL acquired an option to purchase the general partnership interest of the Partnership, rather than purchase the Partnership interest itself. On December 16, 1993, SHL assigned its rights under the amended Asset Purchase Agreement to Hampton. Hampton and Southmark affiliates also entered into an Option Agreement whereby Hampton acquired the right to purchase the option assets, including the general partnership interest of the Partnership subject to the approval of the Limited Partners. On December 30, 1994, Hampton entered into an Assignment and Assumption of Option Agreement with JKD whereby, among other things, JKD obtained the right to acquire Hampton's rights to proxy into the Partnership subject to the approval of the Limited Partners. As a result of a 1996 transaction among OS, OSGPC, SCM and SII, JKD's option was assigned to OSGPC.

On December 15, 1996, OS and OSGPC purchased the partnership interests in UAC from SCM and SII.

NOTE 10 - SUBSEQUENT EVENTS
---------------------------

On December 22, 1997, UREPV Acquisition, L.P., ("UREPVALP") an affiliate of the General Partner of the Partnership initiated an offer to purchase Income and Growth Shelter Units of the Partnership held by limited partners for $60.00 and $2.00 per unit respectively for those units outstanding as of December 15, 1997. UREPVALP's offer was made in response to unsolicited tender offers made to limited partners of the Partnership by Accelerated High Yield Institutional Fund I, L.P., MacKenzie Patterson Special Fund, Peachtree Partners, Accelerated High Yield Pension Investors, L.P., Everest Properties II, LLC and Bond Purchase LLC. UREPVALP's offer closed February 12, 1998 with 1,891 Income Units and 1,639 Growth Shelter Units tendered.

                                      F19

                                                                   SCHEDULE VIII

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

                       VALUATION AND QUALIFYING ACCOUNTS

                               December 31, 1997




                                     Additions
                              ----------------------
                  Balance at  Charged to  Charged to              Balance at
                  Beginning   Costs and     Other                   End of
Description       of Period    Expenses    Accounts   Deductions    Period
-----------       ----------  ----------  ----------  ----------  ----------

1997
----
Allowance for
Doubtful Accounts $  107,044  $        -  $        -  $        -   $ 107,044

Allowance for
Notes Receivable  $  100,000           -           -           -     100,000

1996
----
Allowance for
Doubtful Accounts $  107,044           -           -           -     107,044

Allowance for
Notes Receivable  $  100,000           -           -           -     100,000

1995
----
Allowance for
Doubtful Accounts $   72,740     107,044           -     (72,740)    107,044

Allowance for
Notes Receivable  $        -     100,000           -           -     100,000

                                      F20

                                                                      SCHEDULE X

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

              SUPPLEMENTARY STATEMENTS OF OPERATIONS INFORMATION

             For the Years Ended December 31, 1997, 1996 and 1995



                                         Charged to Expense
                                 ----------------------------------
            Item                   1997         1996         1995
------------------------------   --------     --------     --------

Maintenance and repairs          $121,295     $182,562     $201,633

Taxes, other than payroll and
income taxes                      124,201       98,675      138,106



1) Amortization of deferred borrowing costs was not set forth as such items do not exceed one percent of total sales as shown in the related statements of operations.

2) Advertising costs was not set forth as such items do not exceed one percent of total sales as shown in the related statements of operations.

3)   Royalty expense is not applicable to these financial statements.

                                      F21

                                                                     SCHEDULE XI

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

     REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION

                               December 31, 1997




                                                                                                     Gross Amount at
                                        Initial Costs            Costs                       Which Carried at Close of Period
                                  -------------------------   Capitalized                 --------------------------------------
                      Related                 Buildings and  Subsequent to  Cumulative                Buildings and
Description         Encumbrances     Land     Improvements    Acquisition   Write-downs      Land      Improvements   Total(s)
-----------         ------------  ----------  -------------  -------------  -----------   ----------  -------------  -----------

Glasshouse Square
Shopping Center
  San Diego, CA     $  8,977,555  $1,540,892   $11,268,742     $4,797,625   $(2,400,000)  $4,731,102   $12,281,786  $17,012,888

Washington Towne
Apartments
  Atlanta, GA          1,702,700     524,145       931,812        901,884             -      524,145     1,979,294    2,503,439
                    ------------  ----------   -----------     ----------   -----------   ----------  ------------  -----------

                    $ 10,680,255  $2,065,037   $12,200,554     $5,699,509   $(2,400,000)  $5,255,247   $14,261,080  $19,516,327
                    ============  ==========   ===========     ==========   ===========   ==========  ============  ===========

                    Accumulated
                    Depreciation
                        and           Date of      Date     Depreciable
Description         Amortization   Construction  Acquired  lives (years)
-----------         ------------   ------------  --------  -------------

Glasshouse Square
Shopping Center
  San Diego, CA     $ (7,869,983)       1981       12/78        3-30

Washington Towne
Apartments
  Atlanta, GA           (695,083)       1971       07/91        3-25
                    ------------

                    $ (8,565,066)
                    ============


                                      F22

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

     Real Estate Investments and Accumulated Depreciation and Amortization

                              Note to Schedule XI



Changes in real estate investments and accumulated depreciation and amortization are as follows:


                                   For the years ended December 31,
                                --------------------------------------
                                    1997         1996          1995
                                -----------  -----------   -----------

Real estate:
------------

Balance at beginning of year    $19,417,469  $19,184,420   $18,835,045

Acquisitions                              -            -        88,548

Improvements                         98,858      251,727       260,827

Dispositions                              -      (18,678)            -
                                -----------  -----------   -----------

Balance at end of year          $19,516,327  $19,417,469   $19,184,420
                                ===========  ===========   ===========

Accumulated depreciation
------------------------
and amortization:
-----------------

Balance at beginning of year    $ 8,019,204  $ 7,510,725   $ 7,035,146

Depreciation and amortization       545,862      523,933       475,579

Dispositions                              -      (15,454)            -
                                -----------  -----------   -----------

Balance at end of year          $ 8,565,066  $ 8,019,204)  $ 7,510,725
                                ===========  ===========   ===========

                                      F23

                                                                    SCHEDULE XII

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

                         MORTGAGE LOANS ON REAL ESTATE

                               DECEMBER 31, 1997


                                                                                            Principal Amount
                                        Final    Periodic            Face      Carrying     of Loans Subject
                                      Maturity   Payment   Prior   Amount of   Amount of      to Delinquent
  Description          Interest Rate    Date      Terms    Liens   Mortgage    Mortgage   Principal or Interest
  -----------          -------------  --------   --------  -----  ----------  ----------  ---------------------

Mortgage payable on        8.625%      October     (1)     None   $1,750,000  $1,702,700          None
  Washington Towne                      2005
  Apartments, secured
  by a first lien deed
  of trust

Mortgage payable on         9.5%      December     (2)     None   $7,314,713  $7,485,124          None
  Glasshouse Square                     2000
  Shopping Center,
  secured by a first
  lien deed of trust
  with an additional
  advance note of
  $400,000

Mortgage payable on         11%       December     (3)      See   $1,492,431  $1,492,431          None
  Glasshouse Square                     2000               above
  Shopping Center,
  secured by a second
  lien deed of trust


(1) Monthly installments of principal and interest of $14,239.
(2) Varying monthly installments of principal and interest.
(3) Monthly installments of interest only of $6,595.

                                      F24

                                   PART III


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------   ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

None.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------   --------------------------------------------------

The Partnership does not have officers or directors. University Advisory Company is the General Partner of the Partnership. OS General Partner Company and OS Holdings, Inc., are the two general partners of UAC. The executive officer and director of the General Partner who controls the affairs of the Partnership is as follows:

                           Other Principal Occupations and Other
Name and Position    Age   Directorships During the Past 5 Years
-----------------    ---   -------------------------------------

Curtis R.            39    From 1991 to the present, Mr. Boisfontaine has served
Boisfontaine, Jr.,         as President of Meridian Capital Corporation.  OSGPC
President and              was formed in 1995 and Mr. Boisfontaine is the
Chairman of the            majority shareholder, President and sole director of
Board of Directors         OSGPC.
of OS General
Partner Company

David K. Ronck, Vice 38    From 1995 to the present, Mr. Ronck has served as
President and Chief        Vice President-Chief Financial Officer and President
Accounting Officer         of Meridian Realty Advisors, Inc.  From 1991 to
Partner Company            1995, of OS General Mr. Ronck served as President
Equities,                  of ConCap Inc., the General Partner of fifteen
                           public limited partnerships. He is Vice President and Chief Accounting Officer for OSGPC.


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

(C)  Change in Control.

     None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

Beginning December 14, 1992, Property Management and Portfolio Services Agreements were entered into with Hampton UREF and the Partnership began paying property management fees, through a subcontract agreement with Hampton UREF, and began reimbursing Hampton for its costs of administering the Partnership's affairs. Beginning April 20, 1994, the Partnership began paying property management fees to Insignia, through a Property Management Subcontract Agreement with Hampton UREF and later the Partnership directly. On December 30, 1994 an Assignment and Assumption of Portfolio Services Agreement was entered into between Hampton UREF and JKD whereby the Partnership began reimbursing JKD (now Meridian Realty Advisors, Inc. ("MRA")) for its costs of administering the Partnership's affairs. As of December 31, 1997, Insignia continues to property manage the Partnership's assets.

Compensation or reimbursements paid to or accrued for the benefit of MRA and Insignia during 1997 are as follows:

                                                         MRA     Insignia
                                                       --------  --------

     Property management fees                          $      -  $110,639
     Charged to general and administrative expense:

       Partnership and financial administration,
         data processing, accounting and tax
         reporting, and investor relations              197,593         -
       Asset management fees                                  -         -
                                                       --------  --------

     Total compensation and reimbursements             $197,593  $110,639
                                                       ========  ========


                                    PART IV

ITEM 14.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
-------   ----------------------------------------------------------------------
          FORM 8-K
          --------

(a)(1)    Consolidated Financial Statements

          Consolidated financial statements for University Real Estate Partnership V, listed in the Index to the Consolidated Financial Statements and Supplementary Data on page 13, are filed as part of this Annual Report.

(a)(2)    Consolidated Financial Statement Schedules

          Consolidated Financial Statement Supplementary Data for University Real Estate Partnership V, listed in the Index to the Consolidated Financial Statements and Supplementary Data on page 13, are filed as part of this Annual Report.

                                                                            Page
                                                                            ----

(a)(3)    Index to Exhibits................................................. 16

(b)       Reports on Form 8-K............................................... 18

(a)(3)    The following documents are filed as part of this report and is an index to the exhibits:............................................

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

          10.8 Property Management Subcontract between Hampton UREF Management, Ltd. and Insignia Management Group, L.P. dated April 20, 1994. (3)

          Exhibit
          Number  Description
          ------  -----------

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

          Exhibit
          Number  Description
          ------  -----------

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

(7) Incorporated by reference to Quarterly Report of the Registrant on Form 10-Q for the period ended March 31. 1996, as filed with the Securities and Exchange Commission on May 23, 1996.

(8) Incorporated by reference to Annual Report of the Registrant on From 10-K for the period ended December 31, 1995, as filed with the Securities and Exchange Commission on July 18, 1996.

(9) Incorporated by reference to Quarterly Report of the Registrant on Form 10-Q for the period ending June 30, 1996, as filed with the Securities and Exchange Commission on July 31, 1996.

(10) Incorporated by reference to Quarterly Report of the Registrant on Form 10-Q for the period ending September 30, 1996, as filed with the Securities and Exchange Commission on November 14, 1996.

(11) Incorporated by reference to Annual Report of the Registrant on From 10-K for the period ended December 31, 1996, as filed with the Securities and Exchange Commission on April 16, 1997.

(12) Incorporated by reference to Quarterly Report of the Registrant on Form 10-Q for the period ended March 31. 1997, as filed with the Securities and Exchange Commission on May 14, 1997.

(13) Incorporated by reference to Quarterly Report of the Registrant on Form 10-Q for the period ending June 30, 1997, as filed with the Securities and Exchange Commission on August 14, 1997.

(14) Incorporated by reference to Quarterly Report of the Registrant on Form 10-Q for the period ending September 30, 1997, as filed with the Securities and Exchange Commission on November 14, 1997.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended December 31, 1997.

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 UNIVERSITY REAL ESTATE PARTNERSHIP V


                                 By:  UNIVERSITY ADVISORY COMPANY
                                      General Partner

                                 By:  OS GENERAL PARTNER COMPANY




    April 1, 1998                By:  /s/ Curtis R. Boisfontaine, Jr.
-----------------------               ------------------------------------------
Date                                  Curtis R. Boisfontaine, Jr.



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



   April 1, 1998                 By:  /s/ Curtis R. Boisfontaine, Jr.
-----------------------               ------------------------------------------
Date                                  Curtis R.Boisfontaine, Jr. President,
                                      Principal Executive Officer and Director
                                      OS General Partner Company



   April 1, 1998                 By:  /s/ David K. Ronck
-----------------------               ------------------------------------------
Date                                  David K. Ronck
                                      Vice President and Chief Accounting
                                      Officer OS General Partner Company

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

                                SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           UNIVERSITY REAL ESTATE PARTNERSHIP V

                           By:  UNIVERSITY ADVISORY COMPANY
                                General Partner

                           By:  OS GENERAL PARTNER COMPANY



  April 1, 1998            By:  /s/ Curtis R. Boisfontaine, Jr.
-----------------               ------------------------------------------------
Date                            Curtis R. Boisfontaine, Jr.



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



  April 1, 1998            By:  /s/ Curtis R. Boisfontaine, Jr.
-----------------               ------------------------------------------------
Date                            Curtis R.Boisfontaine, Jr. President, Principal
                                Executive Officer and Director OS General
                                Partner Company



  April 1, 1998            By:  /s/ David K. Ronck
-----------------               ------------------------------------------------
Date                            David K. Ronck
                                Vice President and Chief Accounting Officer
                                OS General Partner Company