Form 10-Q
period 1998-03-31
UNIVERSITY REAL ESTATE PARTNERSHIP V
filed 1998-05-20
CIK 311173

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended  March 31, 1998
                                --------------------------------------



                                      or



[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the transition period from _______________________ to __________________


Commission File Number   0-8914
                         --------------



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

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

                              INDEX TO FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1998



                                                                      Page
                                                                      ----


Part I - Financial Information


  Item 1 -  Condensed Consolidated Financial Statements:


            (a) Condensed Consolidated Balance Sheets as of March 31,
                1998 and December 31, 1997                              3

            (b) Condensed Consolidated Statements of Operations for
                the three months ended March 31, 1998 and 1997          4

            (c) Condensed Consolidated Statements of Cash Flows for
                the three months ended March 31, 1998 and 1997          5

            (d) Notes to Condensed Consolidated Financial Statements    6


  Item 2 -  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         7

Part II - Other Information

  Item 6 -  Exhibits and Reports on Form 8-K                            8

  Signatures (pursuant to General Instruction E)                        9

  All other items called for by the instructions are omitted as they are either inapplicable, not required, or the information is included in the Condensed Consolidated Financial Statements or Notes thereto.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(a)                  UNIVERSITY REAL ESTATE PARTNERSHIP V
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                         March 31,
                                                                            1998       December 31,
                                                                        (Unaudited)        1997
                                                                        -----------    ------------
ASSETS

Real estate investments
    Land                                                                $ 5,255,247    $ 5,255,247
    Buildings and improvements                                           14,291,613     14,261,080
                                                                        -----------    -----------
                                                                         19,546,860     19,516,327

    Less:  Accumulated depreciation and
        amortization                                                     (8,701,872)    (8,565,066)
                                                                        -----------    -----------
                                                                         10,844,988     10,951,261
                                                                        -----------    -----------

Note receivable                                                             250,000        250,000

Cash and cash equivalents (including $19,585 and $18,985
  for security deposits at March 31, 1998 and
  December 31, 1997, respectively)                                          177,452        136,596
Accounts receivable, net of allowance for doubtful accounts of
  $107,044 at March 31, 1998 and December 31, 1997                           20,724         40,826
Deferred borrowing costs, net of accumulated amortization
  of $146,624 and $139,586 at March 31, 1998 and
  December 31, 1997, respectively                                           199,717        206,755
Prepaid expenses and other assets                                           700,249        663,512
                                                                        -----------    -----------
                                                                        $12,193,130    $12,248,950
                                                                        ===========    ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Mortgage notes payable, net of discounts                                $10,650,873    $10,680,255
Accrued mortgage interest                                                   275,633        254,478
Accrued property taxes                                                      160,648        127,951
Accounts payable and accrued expenses                                        94,504        105,782
Subordinated real estate commissions                                        549,218        549,218
Security deposits                                                            24,326         23,726
                                                                        -----------    -----------
                                                                         11,755,202     11,741,410
                                                                        -----------    -----------

Partners' equity (deficit)
    Limited Partners - 50,000 units authorized; 34,275 and 34,301 units issued and outstanding at March 31, 1998 and December 31,
    1997, respectively, (17,723 and 17,733 Income units at March 31,
    1998 and December 31, 1997, respectively, and 16,552 and 16,568
    Growth/Shelter units at March 31, 1998 and December 31, 1997,
    respectively)                                                           984,852      1,053,768
    General Partner                                                        (546,924)      (546,228)
                                                                        -----------    -----------
                                                                            437,928        507,540
                                                                        -----------    -----------
                                                                        $12,193,130    $12,248,950
                                                                        ===========    ===========

See accompanying notes to condensed consolidated financial statements.

(b)                  UNIVERSITY REAL ESTATE PARTNERSHIP V
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)



                                                        Three Months Ended
                                                             March 31,
                                                        -------------------
                                                          1998      1997
                                                        --------  ---------
Revenues:
  Rental income                                         $618,038  $ 540,456
  Interest                                                 5,685      8,115
  Other income                                            17,736     51,483
                                                        --------  ---------

     Total revenues                                      641,459    600,054
                                                        --------  ---------


Expenses:
  Interest                                               255,300    257,907
  Depreciation and amortization                          153,784    154,424
  Property taxes                                          32,697     29,832
  Other property operations                              218,415    210,987
  General and administrative                              50,875     55,444
                                                        --------  ---------

     Total expenses                                      711,071    708,594
                                                        --------  ---------

Net loss                                                $(69,612) $(108,540)
                                                        ========  =========

Net loss allocable to General Partner                   $   (696) $  (1,085)
Net loss allocable to Limited Partners                   (68,916)  (107,455)
                                                        --------  ---------

Net loss                                                $(69,612) $(108,540)
                                                        ========  =========

Net loss per Limited Partnership Unit:                  $  (2.01) $   (3.13)
                                                        ========  =========


See accompanying notes to condensed consolidated financial statements.

(c)                     UNIVERSITY REAL ESTATE PARTNERSHIP V
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)


                                                          Three Months Ended
                                                               March 31,
                                                        ----------------------
                                                           1998        1997
                                                        ----------  ----------

Net loss                                                $  (69,612) $ (108,540)
                                                        ----------  ----------
Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Depreciation and amortization                            153,784     154,424
  Changes in assets and liabilities:
     Accounts receivable                                    20,101        (776)
     Prepaid expenses and other assets                     (46,678)    (24,306)
     Accounts payable and accrued expenses                 (11,277)    (71,081)
     Accrued mortgage interest                              21,154      21,150
     Accrued property taxes                                 32,697      31,020
     Security deposits                                         600        (581)
                                                        ----------  ----------

       Total adjustments                                   170,381     109,850
                                                        ----------  ----------

Net cash provided by operating activities                  100,769       1,310
                                                        ----------  ----------

Cash flows from investing activities:
  Additions to real estate investments                     (30,532)    (17,003)
                                                        ----------  ----------

Net cash (used in) investing activities                    (30,532)    (17,003)
                                                        ----------  ----------

Cash flows from financing activities:
  Principal payments on mortgage notes payable             (29,381)    (24,933)
                                                        ----------  ----------

Net cash (used in) financing activities                    (29,381)    (24,933)
                                                        ----------  ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        40,856     (40,626)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           136,596     175,878
                                                        ----------  ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  177,452  $  135,252
                                                        ==========  ==========


See accompanying notes to condensed consolidated financial statements.

                     UNIVERSITY REAL ESTATE PARTNERSHIP V
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1997. The December 31, 1997 condensed consolidated balance sheet was derived from audited numbers.

Certain reclassifications have been made to the 1997 balances to conform to the 1998 presentation.

NOTE 2 - TRANSACTIONS WITH AFFILIATES

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

NOTE 3 - SUBSEQUENT EVENTS

On May 8, 1998, the Partnership sold Glasshouse Square Shopping Center to an unaffiliated third party for $10,600,000. The property was acquired by the purchaser with a cash downpayment of approximately $2,600,000 and assumption of the first mortgage lien on the property of $7,465,000. In conjunction with the sale, the Partnership provided short term seller financing in the approximate amount of $538,000. The net cash proceeds received by the Partnership were used to pay real estate commissions, property taxes, closing costs and to payoff the second mortgage lien on the property. The Partnership is currently evaluating remaining proceeds from the sale for a possible distribution to the partners.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership's net loss for the three months ended March 31, 1998 was $69,612. The net loss for the same period in 1997 was $108,540. Total revenues for the three months ended March 31, 1998 were $641,459, versus $600,054 for the same period in 1997. The increase in total revenues in 1998 is primarily attributable to increased occupancy at Glasshouse Square and a decrease in lost rents at Washington Towne Apartments.

Total expenses for the three months ended March 31, 1998 were $711,071 versus $708,594 for the same period in 1997.

During the three months ended March 31, 1998, the Partnership recorded an increase in cash of $40,856 versus a decrease of $40,626 for the same period in 1997. The statement of cash flows included an increase in cash provided by operating activities of $99,459 primarily due to an increase in rental and ground lease collections at Glasshouse Square. The statement of cash flows included an increase in cash used in investing activities of $13,529 due to an increase in needed property improvements. The statement of cash flows included an increase in cash used in financing activities of $4,448.

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

Washington Towne Apartments - Atlanta, Georgia

Average occupancy for the three months ended March 31, 1998 was 94% versus 93% for the same period in 1997.

Glasshouse Square - San Diego, California

Average occupancy for the three months ended March 31, 1998 was 94% versus 91% for the same period in 1997. This increase in occupancy is primarily due to the execution of lease agreements with two tenants in February and June 1997.

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


                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         Exhibit
         Number         Description
         ------         -----------

         3. and 4.      Limited Partnership Agreement (Incorporated by reference
                        to Registration Statement No. 2-74914 on Form S-11 filed by Registrant).

         11. Statement regarding computation of Net Loss per Limited Partnership Unit: Net Loss per Limited Partnership Unit is computed by dividing net loss allocated to the Limited Partners by the number of Limited Partnership Units outstanding. Per unit information has been computed based on 34,275 and 34,301 Limited Partnership Units outstanding in 1998 and 1997, respectively.

         16. Letter dated July 18, 1995 from Price Waterhouse with respect to a change in certifying accountant. Incorporated by reference to Form 8-K - Current Report for the period ending September 30, 1995, as filed with the Securities and Exchange Commission on July 24, 1995.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    UNIVERSITY REAL ESTATE PARTNERSHIP V

                                    By: UNIVERSITY ADVISORY COMPANY
                                        General Partner

                                    By: OS GENERAL PARTNER COMPANY




        May 14, 1998                By: /s/ Curtis R. Boisfontaine
----------------------------            ---------------------------------------
            Date                        Curtis R. Boisfontaine, Jr. President,
                                        Principal Executive Officer and
                                        Director OS General Partner Company


        May 14, 1998                By: /s/ David K. Ronck
----------------------------            ---------------------------------------
            Date                        David K. Ronck
                                        Vice President and Chief Accounting
                                        Officer OS General Partner Company