Form 10-Q
period 1998-06-30
UNIVERSITY REAL ESTATE PARTNERSHIP V
filed 1998-09-24
CIK 311173

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended  June 30, 1998
                               -------------------------------------------------



                                      or



[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the transition period from               to
                               -------------    --------------


Commission File Number   0-8914
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

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

                              INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1998



                                                                            Page
                                                                            ----


Part I - Financial Information


 Item 1 - Condensed Consolidated Financial Statements:


          (a) Condensed Consolidated Balance Sheets as of June 30, 1998
              and December 31, 1997                                            3

          (b) Condensed Consolidated Statements of Operations for the
              three and six months ended June 30, 1998 and 1997                4

          (c) Condensed Consolidated Statements of Cash Flows for the six
              months ended June 30, 1998 and 1997                              5

          (d) Notes to Condensed Consolidated Financial Statements             7

 Item 2 - Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                8

Part II - Other Information

 Item 6 - Exhibits and Reports on Form 8-K                                    10

 Signatures (pursuant to General Instruction E)                               11
 All other items called for by the instructions are omitted as they are either inapplicable, not required, or the information is included in the Condensed Consolidated Financial Statements or Notes thereto.

                        PART I - FINANCIAL INFORMATION


ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(a)                  UNIVERSITY REAL ESTATE PARTNERSHIP V
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                         June 30,
                                                                           1998      December 31,
                                                                       (Unaudited)      1997
                                                                       -----------   -----------
ASSETS
------

Real estate investments
    Land                                                               $  524,145    $ 5,255,247
    Buildings and improvements                                          2,009,826     14,261,080
                                                                       ----------    -----------
                                                                        2,533,971     19,516,327

    Less:  Accumulated depreciation and
        amortization                                                     (754,247)    (8,565,066)
                                                                       ----------    -----------
                                                                        1,779,724     10,951,261
                                                                       ----------    -----------

Note receivable                                                           792,258        250,000

Cash and cash equivalents (including $19,755 and $18,985
  for security deposits at June 30, 1998 and
  December 31, 1997, respectively)                                        215,119        136,596
Accounts receivable, net of allowance for doubtful accounts of
  $0 at June 30, 1998 and $107,044 at December 31, 1997                    12,326         40,826
Deferred borrowing costs, net of accumulated amortization
  of $42,397 and $139,586 at June 30, 1998 and
  December 31, 1997, respectively                                         109,501        206,755
Prepaid expenses and other assets                                         139,528        663,512
                                                                       ----------    -----------
                                                                       $3,048,456    $12,248,950
                                                                       ==========    ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable, net of discounts                               $1,690,475    $10,680,255
Accrued mortgage interest                                                  12,404        254,478
Accrued property taxes                                                     24,654        127,951
Accounts payable and accrued expenses                                      60,166        105,782
Subordinated real estate commissions                                      549,218        549,218
Security deposits                                                          21,792         23,726
                                                                       ----------    -----------
                                                                        2,358,709     11,741,410
                                                                       ----------    -----------

Partners' equity (deficit)
    Limited Partners - 50,000 units authorized; 34,275 and 34,301 units issued and outstanding at June 30, 1998 and December 31,
    1997, respectively, (17,723 and 17,733 Income units at June 30,
    1998 and December 31, 1997, respectively, and 16,552 and 16,568
    Growth/Shelter units at June 30, 1998 and December 31, 1997,
    respectively)                                                       1,230,014      1,053,768
    General Partner                                                      (540,267)      (546,228)
                                                                       ----------    -----------
                                                                          689,747        507,540
                                                                       ----------    -----------
                                                                       $3,048,456    $12,248,950
                                                                       ==========    ===========

(b)                  UNIVERSITY REAL ESTATE PARTNERSHIP V
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                             Three Months Ended     Six Months Ended
                                  June 30,              June 30,
                            -------------------  ----------------------

                               1998      1997       1998        1997
                            ---------  --------  ----------  ----------

Revenues:
  Rental income             $ 434,826  $601,425  $1,069,317  $1,153,177
  Interest                     29,253     5,451      34,963      13,566
Other income                   22,071    44,910      23,329      85,097
                            ---------  --------  ----------  ----------

     Total revenues           486,150   651,786   1,127,609   1,251,840
                            ---------  --------  ----------  ----------

Expenses:
  Interest                    212,440   257,279     467,740     515,185
  Depreciation and
   amortization                56,977   154,026     210,761     308,450
  Property taxes               53,554    31,020      86,251      60,851
  Other property operations   184,478   200,464     402,893     411,452
  General and administrative   95,909    65,643     146,785     121,088
                            ---------  --------  ----------  ----------

     Total expenses           603,358   708,432   1,314,430   1,417,026
                            ---------  --------  ----------  ----------

Net operating loss          $(117,208) $(56,646) $ (186,821) $ (165,186)
                            =========  ========  ==========  ==========

Other income (expenses);
  Gain on sale of
   real estate                198,610         -     198,610           -
                            ---------  --------  ----------  ----------

Income (loss) before
 extraordinary item            81,402   (56,646)     11,789    (165,186)

Extraordinary item gain
 on debt forgiveness          420,418         -     420,418           -
                            ---------  --------  ----------  ----------

Net income (loss)           $ 501,820  $(56,646) $  432,207  $ (165,186)
                            =========  ========  ==========  ==========

Net income (loss)allocable
 to General Partner         $   5,018  $   (566) $    4,322  $   (1,652)
Net income (loss) allocable
 to Limited Partners          496,802   (56,080)    427,885    (163,534)
                            ---------  --------  ----------  ----------

Net income (loss)           $ 501,820  $(56,646) $  432,207  $ (165,186)
                            =========  ========  ==========  ==========

Net income (loss) per
 Limited Partnership Unit
  Income (loss) before
   extraordinary item       $    2.35  $  (1.64) $     0.34  $    (4.77)
  Extraordinary item            12.14         -       12.14           -
                            ---------  --------  ----------  ----------
  Net income (loss)         $   14.49  $  (1.64) $    12.48  $    (4.77)
                            =========  ========  ==========  ==========

(c)                  UNIVERSITY REAL ESTATE PARTNERSHIP V
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                            Six Months Ended
                                                                June 30,
                                                         ----------------------

                                                             1998        1997
                                                         ----------   ---------

Net Income(loss)                                         $  432,207   $(165,186)
                                                         ----------   ---------

Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Depreciation and amortization                             210,761     308,450
  Gain on sale of real estate                              (198,610)          -
  Extraordinary gain on debt forgiveness                   (420,418)          -
  Changes in assets and liabilities:
     Accounts receivable                                    (11,058)     (6,015)
     Prepaid expenses and other assets                       (3,068)    (65,825)
     Accounts payable and accrued expenses                  (40,875)    (19,647)
     Accrued mortgage interest                              131,492      42,349
     Accrued property taxes                                  85,953      23,445
     Security deposits                                       (1,934)        (96)
                                                         ----------   ---------

       Total adjustments                                   (247,756)   (282,661)
                                                         ----------   ---------

Net cash provided by operating activities                   184,450     117,475
                                                         ----------   ---------


Cash flows from investing activities:
  Additions to real estate investments                      (30,532)    (64,225)
  Investment in notes receivable                             (4,000)          -
  Cash proceeds  from sale of Glasshouse Square           1,564,330           -
                                                         ----------   ---------

Net cash provided by (used in) investing activities       1,529,798     (64,225)
                                                         ----------   ---------

Cash flows from financing activities:
  Distributions to partners                                (250,000)          -
  Principal payments on mortgage notes payable           (1,385,725)    (52,380)
                                                         ----------   ---------

Net cash (used in) financing activities                  (1,635,725)    (52,380)
                                                         ----------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         78,523         870

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            136,596     175,878
                                                         ----------   ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  215,119   $ 176,748
                                                         ==========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


   Cash paid during the year for interest                $  336,248
                                                         ==========
   Cash paid during the year for taxes                   $      298
                                                         ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:



On May 8, 1998, the Partnership sold the Glasshouse Square Shopping Center for $10,600,000. The transaction was recorded as follows:

         Net cash received                                    $ 1,564,330
         Real estate investment                                (9,018,637)
         Other assets/liabilities/expenses incurred
            On sale                                               198,862
         Mortgage note                                          7,454,055
                                                              -----------

         Gain on sale of Glasshouse Square Shopping Center    $   198,610
                                                              ===========

A portion of this transaction was accounted for as a non-cash transaction in the statement of cash flows.

During 1998, the Partnership was forgiven debt in the amount of $420,418, which was accounted for as a non-cash transaction in the statement of cash flows.

                     UNIVERSITY REAL ESTATE PARTNERSHIP V
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1997. The December 31, 1997 condensed consolidated balance sheet was derived from audited numbers.

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

As further discussed in Note 3 Sale of Glasshouse Square Shopping Center, the Partnership sold the Glasshouse Square Shopping Center on May 8, 1998. The Partnership had previously entered into a Debt Workout Consulting Agreement with Meridian Realty Advisors, Inc., an affiliate of the General Partner to assist the Partnership in its ongoing efforts to negotiate debt relief from its lenders and assist in the marketing and sale of the Partnership's Properties. In conjunction with the sale of the Glasshouse Square property, the Partnership obtained a $150,000 principal discount from the mortgage lender, as well as forgiveness of $270,418 of accrued and unpaid interest. The Partnership paid $216,800 to the affiliate pursuant to such agreement.

NOTE 3 - SALE OF GLASSHOUSE SQUARE SHOPPING CENTER

On May 8, 1998, the Partnership sold Glasshouse Square Shopping Center to an unaffiliated third party for a gross sales price of $10,600,000. The property was acquired by the purchaser with a cash downpayment of approximately $2,600,000 and assumption of the first mortgage lien on the property of $7,465,000. In conjunction with the sale, the Partnership provided short term seller financing in the approximate amount of $538,000. The seller note receivable bears interest at 8% and matures March 1, 1999. The net cash proceeds received by the Partnership were used to pay real estate commissions, property taxes, closing costs and to payoff the second mortgage lien on the property. The Partnership was able to obtain a $150,000.00 principal discount on the second mortgage from the second mortgage lender, as well as forgiveness of $270,418 of accrued and unpaid interest. This gain on debt forgiveness is reflected as an extraordinary item in the Partnership's consolidated statement of operations for the three and six months ended June 30, 1998.

NOTE 4 - DISTRIBUTIONS

As a result of the Glasshouse sale, as discussed further in Note 3, on June 10, 1998, the Partnership paid a $250,000 distribution, pursuant to the Partnership Agreement, to the Income Unit holders of record as of June 10, 1998. This distribution represents a $14.11 per Income Unit distribution.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership's net loss from operations for the six months ended June 30, 1998 was $186,821. The net loss for the same period in 1997 was $165,186. Total revenues for the six months ended June 30, 1998 were $1,127,609 versus $1,251,840 for the same period in 1997. The decrease in total revenues in 1998 is primarily attributable to to the sale of the Glasshouse Shopping Center on May 8, 1998. After giving effect for the gain of the sale of the Glasshouse property and the related forgiveness of debt income, the Partnership recorded net income of $432,207 for the six months ended June 30, 1998.


Total expenses for the six months ended June 30, 1998 were $1,314,430 versus $1,417,026 for the same period in 1997. The decrease in total expenses is due to the sale of the Glasshouse Square property.

During the six months ended June 30, 1998, the Partnership recorded an increase in cash of $78,523 versus an increase of $870 for the same period in 1997. The statement of cash flows included an increase in cash provided by operating activities of $66,975 primarily due to the sale of the Glasshouse Square property on May 8, 1998. The statement of cash flows included an increase in cash provided by investing activities of $1,594,023 due to the cash proceeds received from the sale of Glasshouse Square (See Note 3 for further discussion). The statement of cash flows included an increase in cash used in financing activities of $1,688,105 resulting from the payoff of the mortgage debt related to Glasshouse Square.

Should operations deteriorate and present resources not be adequate for current needs, the Partnership has no outside lines of credit on which to draw for its working capital needs. Neither the General Partner nor its affiliates have any obligation to provide financial support to the Partnership. Accordingly, continued operation of the Partnership is dependent on the Partnership being able to generate cash from operations or sale of its remaining operating properties or negotiated reductions in requirements related to outstanding debt obligations.

Washington Towne Apartments - Atlanta, Georgia

Average occupancy for the three months ended June 30, 1998 was 94% versus 93% for the same period in 1997. Occupancy at Washington Towne continues to remain steady.

Glasshouse Square - San Diego, California

Average occupancy for the six months ended June 30, 1998 was 94% versus 91% for the same period in 1997. This increase in occupancy is primarily due to the execution of lease agreements with two tenants in February and June 1997. Glasshouse Square was sold on May 8, 1998 for a gross sales price of $10,600,000. See Note 3--Sale of Glasshouse Square for further discussion.

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

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              UNIVERSITY REAL ESTATE PARTNERSHIP V


                              By: UNIVERSITY ADVISORY COMPANY
                                  General Partner

                              By: OS GENERAL PARTNER COMPANY




    September 23, 1998        By:  /s/ Curtis R. Boisfontaine, Jr.
--------------------------         ---------------------------------------------
           Date                    Curtis R. Boisfontaine, Jr. President,
                                   Principal Executive Officer and Director
                                   OS General Partner Company


    September 23, 1998        By:  /s/ David K. Ronck
--------------------------         ---------------------------------------------
           Date                    David K. Ronck
                                   Vice President and Chief Accounting Officer
                                   OS General Partner Company