Form 10-Q
period 1998-09-30
UNIVERSITY REAL ESTATE PARTNERSHIP V
filed 1998-11-18
CIK 311173

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended  September 30,1998
                                ------------------------------------------


                                       or


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                      to
                                -------------------    -------------------
Commission File Number   0-8914
                         ----------------



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

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

                               INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                                                                          Page
                                                                          ----

Part I - Financial Information

  Item 1 -  Condensed Consolidated Financial Statements:

            (a) Condensed Consolidated Balance Sheets as of
                September 30, 1998 and December 31, 1997                   3

            (b) Condensed Consolidated Statements of Operations
                for the three and nine months ended
                September 30, 1998 and 1997                                4

            (c) Condensed Consolidated Statements of Cash
                Flows for the nine months ended
                September 30, 1998 and 1997                                5

            (d) Notes to Condensed Consolidated Financial Statements       7


  Item 2 -  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            8

Part II - Other Information

  Item 6 -  Exhibits and Reports on Form 8-K                              10

  Signatures (pursuant to General Instruction E)                          11
  All other items called for by the instructions are omitted as they are either inapplicable, not required, or the information is included in the Condensed Consolidated Financial Statements or
  Notes thereto.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(a)                  UNIVERSITY REAL ESTATE PARTNERSHIP V
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           September 30,
                                                                                1998       December 31,
                                                                            (Unaudited)        1997
                                                                           --------------  -------------
ASSETS
------
Real estate investments
    Land                                                                      $  524,145    $ 5,255,247
    Buildings and improvements                                                 2,009,825     14,261,080
                                                                              ----------    -----------
                                                                               2,533,970     19,516,327

    Less:  Accumulated depreciation and
        amortization                                                            (754,247)    (8,565,066)
                                                                              ----------    -----------
                                                                               1,779,723     10,951,261
                                                                              ----------    -----------

Note receivable                                                                  540,478        250,000
Cash and cash equivalents (including $26,833 and $18,985
  for security deposits at September 30, 1998 and
  December 31, 1997, respectively)                                               570,543        136,596
Accounts receivable, net of allowance for doubtful accounts of
  $0 at September 30, 1998 and $107,044 at December 31, 1997                      21,014         40,826
Deferred borrowing costs, net of accumulated amortization
  of $0 and $139,586 at September 30, 1998 and
  December 31, 1997, respectively                                                105,703        206,755
Prepaid expenses and other assets                                                179,284        663,512
                                                                              ----------    -----------
                                                                              $3,196,745    $12,248,950
                                                                              ----------    -----------

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable, net of discounts                                      $1,684,164    $10,680,255
Accrued mortgage interest                                                              -        254,478
Accrued property taxes                                                            30,191        127,951
Accounts payable and accrued expenses                                            100,013        105,782
Subordinated real estate commissions                                             548,757        549,218
Security deposits                                                                 26,833         23,726
                                                                              ----------    -----------
                                                                               2,389,958     11,741,410
                                                                              ----------    -----------
Partners' equity (deficit)
    Limited Partners - 50,000 units authorized; 34,275 and 34,301 units issued and outstanding at September 30, 1998 and December 31,
    1997, respectively, 17,723 and 17,733 Income units at September 30,
    1998 and December 31, 1997, respectively, and 16,552 and 16,568
    Growth/Shelter units at September 30, 1998 and December 31, 1997,
    respectively)                                                              1,301,888      1,053,768
    General Partner                                                             (495,101)      (546,228)
                                                                              ----------    -----------
                                                                                 806,787        507,540
                                                                              ----------    -----------
                                                                              $3,196,745    $12,248,950
                                                                              ----------    -----------

(b)                  UNIVERSITY REAL ESTATE PARTNERSHIP V
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                Three Months Ended          Nine Months Ended
                                    September 30,              September 30,
                             -------------------------  --------------------------
                                 1998          1997         1998          1997
                             -------------  ----------  -------------  -----------
Revenues:
  Rental income                  $260,299   $ 608,767     $1,352,945   $1,761,944
  Interest                         (1,702)     10,698         33,260       24,264
  Other income                          -          50              -       85,147
                                 --------   ---------     ----------   ----------

     Total revenues               258,597     619,515      1,386,205    1,871,355
                                 --------   ---------     ----------   ----------


Expenses:
  Interest                         16,406     253,159        484,146      768,344
  Depreciation and amortization     2,717      154043        213,478      462,492
  Property taxes                    5,239      31,020         91,491       91,872
  Other property operations       180,716     205,977        583,249      617,429
  General and administrative       36,395      86,142        183,179       207230
                                 --------   ---------     ----------   ----------

     Total expenses               241,473     730,341      1,555,543    2,147,367
                                 --------   ---------     ----------   ----------

Net operating profit             $ 17,123   $(110,826)    $ (169,338)  $ (276,012)
                                 ========   =========     ==========   ==========

Other income (expenses);
  Gain on sale of real estate           -           -        198,610            -
                                 --------   ---------     ----------   ----------

Income (loss) before
 extraordinary item                17,123    (110,826)        29,272     (276,252)

Extraordinary item  gain
 on debt forgiveness                    -           -        420,418            -
                                 --------   ---------     ----------   ----------

Net income (loss)                $ 17,123   $(110,826)    $  449,690   $ (276,012)
                                 ========   =========     ==========   ==========

Net income (loss) allocable
 to General Partner              $    171   $  (1,108)    $    4,497   $   (2,760)
Net income (loss) allocable
 to Limited Partners               16,952    (109,718)       445,193     (273,252)
                                 --------   ---------     ----------   ----------

Net income (loss)                $ 17,123   $(110,826)    $  449,690   $ (276,012)
                                 ========   =========     ==========   ==========

Net income (loss) per
 Limited Partnership Unit
  Income (loss) before
     extraordinary item          $      -      $(3.20)    $      .84       $(7.97)
  Extraordinary item                  .49           -          12.14            -
                                 --------   ---------     ----------   ----------
  Net income (loss)                  $.49      $(3.20)    $    12.98       $(7.97)
                                 ========   =========     ==========   ==========

(c)                  UNIVERSITY REAL ESTATE PARTNERSHIP V
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                          ------------------------
                                                              1998         1997
                                                          ------------  ----------

Net Income(loss)                                          $   449,690   $(276,012)
                                                          -----------   ---------

Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Depreciation and amortization                               213,478     462,492
  Gain on sale of real estate                                (198,610)          -
  Extraordinary gain on debt forgiveness                     (420,418)          -
  Changes in assets and liabilities:
     Accounts receivable                                       19,812      (3,227)
     Prepaid expenses and other assets                        160,405    (116,285)
     Accounts payable and accrued expenses                     (5,769)    (49,045)
     Accrued mortgage interest                               (119,088)     60,065
     Accrued property taxes                                    91,490      54,465
     Security deposits                                          3,107      (1,538)
                                                          -----------   ---------

       Total adjustments                                     (255,593)    406,927
                                                          -----------   ---------

Net cash provided by operating activities                     194,097     130,915
                                                          -----------   ---------

Cash flows from investing activities:
  Decrease/(Increase) of  real estate investments             (30,532)    (87,854)
  Investment in notes receivable                              346,000           -
  Cash proceeds  from sale of Glasshouse Square             1,564,330           -
                                                          -----------   ---------

Net cash provided by (used in) investing activities         1,879,798     (87,854)
                                                          -----------   ---------

Cash flows from financing activities:
  Distributions to partners                                  (250,000)          -
  Principal payments on mortgage notes payable             (1,389,948)    (80,465)
                                                          -----------   ---------

Net cash (used in) financing activities                    (1,639,948)    (80,465)
                                                          -----------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          433,947     (37,404)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              136,596     175,878
                                                          -----------   ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $   570,543   $ 138,474
                                                          ===========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the year for interest                 $   336,248
                                                          ===========
   Cash paid during the year for taxes                    $       298
                                                          ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

On May 8, 1998, the Partnership sold the Glasshouse Square Shopping Center for $10,600,000. The transaction was recorded as follows:

         Net cash received                                    $ 1,564,330
         Real estate investment                                (9,018,637)
         Other assets/liabilities/expenses incurred
            On sale                                               198,862
         Mortgage note                                          7,454,055
                                                              -----------

         Gain on sale of Glasshouse Square Shopping Center    $   198,610
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

                     UNIVERSITY REAL ESTATE PARTNERSHIP V
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1997. The December 31, 1997 condensed consolidated balance sheet was derived from audited numbers.

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

NOTE 3  SALE OF GLASSHOUSE SQUARE SHOPPING CENTER

On May 8, 1998, the Partnership sold Glasshouse Square Shopping Center to an unaffiliated third party for a gross sales price of $10,600,000. The property was acquired by the purchaser with a cash down payment of approximately $2,600,000 and assumption of the first mortgage lien on the property of $7,465,000. In conjunction with the sale, the Partnership provided short term seller financing in the approximate amount of $538,000. The seller note receivable bears interest at 8% and matures March 1, 1999. The net cash proceeds received by the Partnership were used to pay real estate commissions, property taxes, closing costs and to payoff the second mortgage lien on the property. The Partnership was able to obtain a $150,000.00 principal discount on the second mortgage from the second mortgage lender, as well as forgiveness of $270,418 of accrued and unpaid interest. This gain on debt forgiveness is reflected as an extraordinary item in the Partnership's consolidated statement of operations for the three and six months ended June 30, 1998.

NOTE 4  DISTRIBUTIONS

As a result of the Glasshouse sale, as discussed further in Note 3, on June 10, 1998, the Partnership paid a $250,000 distribution, pursuant to the Partnership Agreement, to the Income Unit holders of record as of June 10, 1998. This distribution represents a $14.11 per Income Unit distribution.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership's net loss from operations for the nine months ended September 30, 1998 was $169,338. The net loss for the same period in 1997 was $276,012. Total revenues for the nine months ended September 30, 1998 were $1,386,205 versus $1,871,355 for the same period in 1997. The decrease in total revenues in 1998 is primarily attributable to the sale of the Glasshouse Shopping Center on May 8, 1998. After giving effect for the gain of the sale of the Glasshouse property and the related forgiveness of debt income, the Partnership recorded net income of $449,690 for the nine months ended September 30, 1998.

Total expenses for the nine months ended September 30, 1998 were $1,555,543 versus $2,147,367 for the same period in 1997. The decrease in total expenses is due to the sale of the Glasshouse Square property.

During the nine months ended September 30, 1998, the Partnership recorded an increase in cash of $433,947 versus a decrease of $37,404 for the same period in 1997. The statement of cash flows included an increase in cash provided by operating activities of $194,097 primarily due to the sale of the Glasshouse Square property on May 8, 1998. The statement of cash flows included an increase in cash provided by investing activities of $1,879,798 due to the cash proceeds received from the sale of Glasshouse Square (See Note 3 for further discussion) and the pay off of the Bank of San Pedro note receivable. The statement of cash flows included an increase in cash used in financing activities of $1,639,948 resulting from the payoff of the mortgage debt related to Glasshouse Square..

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

Washington Towne Apartments - Atlanta, Georgia

Average occupancy for the three months ended September 30, 1998 was 95% versus 93% for the same period in 1997. Occupancy at Washington Towne continues to remain steady.

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

The note receivable was paid off in full in August of 1998.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         Exhibit
         Number      Description
         ------      -----------

         3. and 4.   Limited Partnership Agreement (Incorporated by reference to
                     Registration Statement No. 2-74914 on Form S-11 filed by
                     Registrant).

         11. Statement regarding computation of Gain/Loss per Limited Partnership Unit is incorporated within the Statement of Operations for 1998 and 1997.

         16. Letter dated July 18, 1995 from Price Waterhouse with respect to a change in certifying accountant. Incorporated by reference to Form 8-K - Current Report for the period ending September 30, 1995, as filed with the Securities and Exchange Commission on July 24, 1995.

         27          Financial Data Schedule.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              UNIVERSITY REAL ESTATE PARTNERSHIP V

                              By: UNIVERSITY ADVISORY COMPANY
                                  General Partner

                              By: OS GENERAL PARTNER COMPANY



   November 17, 1998          By:  /s/ Curtis R. Boisfontaine, Jr.
------------------------         ---------------------------------------------
         Date                      Curtis R. Boisfontaine, Jr. President,
                                   Principal Executive Officer and
                                   Director OS General Partner Company



   November 17, 1998          By:  /s/ David K. Ronck
------------------------         ---------------------------------------------
         Date                      David K. Ronck
                                   Vice President and Chief Accounting Officer
                                   OS General Partner Company
                                   SIGNATURES