Form 10-K405
period 1998-12-31
UNIVERSITY REAL ESTATE PARTNERSHIP V
filed 1999-05-13
CIK 311173

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
                          ------------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________________

Commission file number   0-8914
                         ---------

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

________________________________________________________________________________
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

Yes  X    No
    ----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

All of the registrant's 34,275 Limited Partnership Units are held by non-affiliates of the registrant. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for Limited Partnership Units.

Documents Incorporated by Reference:  None

Exhibit Index:  See Page 13

                               TOTAL OF 36 PAGES

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

                      INDEX TO ANNUAL REPORT ON FORM 10-K


Item No.                                                                                                          Page
--------                                                                                                          ----

PART I

 1    Business.................................................................................................     3

 2    Property.................................................................................................     5

 3    Legal Proceedings........................................................................................     6

 4    Submission of Matters to a Vote of Security Holders......................................................     6


PART II

 5    Market for Registrant's Units of Limited Partnership and Related Security Holder Matters.................     6

 6    Selected Financial Data..................................................................................     7

 7    Management's Discussion and Analysis of Financial Condition and Results of Operations....................     8

 8    Consolidated Financial Statements and Supplementary Data.................................................     10


PART III

9     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.....................     11

10    Directors and Executive Officers of the Registrant.......................................................     11

11    Executive Compensation...................................................................................     11

12    Security Ownership of Certain Beneficial Owners and Management...........................................     12

13    Certain Relationships and Related Transactions...........................................................     12

PART IV

14    Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K.............................     12

                                     PART I

ITEM 1.  BUSINESS
-------  --------

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

On January 6, 1978, a Registration Statement on Form S-11 was declared effective by the Securities and Exchange Commission pursuant to which the Partnership offered for sale an aggregate of $25,000,000 Income and Growth/Shelter Limited Partnership Units. The Limited Partnership Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Limited Partnership Units closed on July 13, 1978, with 34,800 Limited Partnership Units sold at $500 each for gross proceeds of $17,400,000. Of the Limited Partnership Units sold, 525 have subsequently been repurchased by the Partnership. Of the 34,275 Limited Partnership Units currently outstanding, 17,723 are Income Units and 16,552 are Growth/Shelter Units.

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

CURRENT OPERATIONS
------------------

General:

The Partnership's primary business is to own, operate and ultimately dispose of its portfolio of income-producing real properties for the benefit of its partners. The Partnership has liquidated many of its properties (including Glasshouse Square on May 8, 1998) and as of December 31, 1998 the Partnership was operating one income-producing property, Washington Towne Apartments.

Washington Towne Apartments was sold April 1, 1999. The proceeds from the sale are to be held in escrow and will be used to acquire a like-kind apartment complex on a tax-free basis.

Sale of Glasshouse Square:

The Partnership sold the Glasshouse Square Shopping Center on May 8, 1998 for $10,600,000. The Partnership had previously entered into a Debt Workout Consulting Agreement with Meridian Realty Advisors, Inc., an affiliate of the General Partner to assist the Partnership in its ongoing efforts to negotiate debt relief from its lenders and assist in the marketing and sale of the Partnership's properties. Meridian Realty Advisors, Inc. was successful in negotiating certain reductions in the Partnership's debt as of the sale date of Glasshouse Square.

Business Plan:

The business of the Partnership is not seasonal. The Partnership's anticipated plan of operation for 1999 is to preserve or increase gross revenue whenever possible and to maintain or decrease property operating expenditures whenever possible, while at the same time making whatever capital expenditures are reasonable under the circumstances in order to preserve and enhance the value of its properties. The General Partner has determined that a reinvestment of the proceeds from the sale of Washington Towne will benefit the partnership by entering into a tax free exchange thus enhancing Partnership cash flow and continue to defer potentially negative tax impact to the Partnership in the event of liquidating the Partnership. There can be no assurances however as to the ultimate completion of the differing types of transactions, which might be available to the Partnership and its assets. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

Computer Systems/Year 2000 Compliance:

In the fourth quarter of 1998 the General Partner purchased and installed new computer hardware and operating platforms. In addition, the accounting software package was upgraded to become year 2000 compliant.

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

On December 15, 1996, OS and OSGPC purchased the partnership interests from SCM and SII.

As of December 30, 1994, Hampton UREF entered into an Assignment and Assumption of Portfolio Services Agreement with JKD pursuant to which JKD oversees the management of the Partnership. During 1997, JKD was merged into Meridian Realty Advisors, Inc. ("MRA") and MRA assumed responsibility for overseeing the management of the Partnership.

ITEM 2.  PROPERTY
-------  --------

Description of Real Estate:

The following table sets forth the investment portfolio of the Partnership at December 31, 1998. It is the opinion of management that the property is adequately covered by insurance. The mortgage note payable at December 31, 1998
for Washington Towne Apartments is $1,677,715.   Full detail of the mortgage is
described in Item 8 - "Note 7 - Mortgage Notes Payable".

                                         Gross
                                       Book Value   Occupancy     Date
Property              Description     of Property      Rate     Acquired
--------              -----------     -----------      ----     --------

Washington Towne
 Apartments            Apartments
 Atlanta, Georgia      148 units       $2,588,078       99%     July 1991
                                       ==========


Sale of Glasshouse Square
-------------------------

On May 8, 1998, the Partnership sold Glasshouse Square Shopping Center to an unaffiliated third party for a gross sales price of $10,600,000. The property was acquired by the purchaser with a cash down payment and assumption of the first mortgage lien on the property. In conjunction with the sale, the Partnership provided short-term financing, which was paid off by the purchaser in 1998. The Partnership was able to obtain a $150,000 principal discount on the second mortgage from the second mortgage lender, as well as forgiveness of $270,418 of accrued and unpaid interest. This gain on debt forgiveness is reflected as an extraordinary item in the Partnership's consolidated statements of operations for the year ended December 31, 1998

Washington Towne Apartments
---------------------------

The mortgage payable for Washington Towne Apartments, LLC had unpaid principal amount of $1,677,715 at December 31, 1998. In September 1995, the Partnership obtained a mortgage loan payable in the amount of $1,750,000 from a new lender. In order to preserve the Partnership's ownership interest in the Washington Towne Apartments and in order to satisfy the new lender's structural requirements with respect to the refinancing of the mortgage note payable, the Partnership contributed the property on September 13, 1995 to an affiliated entity, Washington Towne Apartments, LLC, a Georgia limited liability company. The Partnership is the owner of all the capital stock of Washington Towne, Inc. The Partnership is the 99% member and Washington Towne, Inc. is the 1% managing member of Washington Towne Apartments, LLC. Therefore, the Partnership effectively retained a 100% interest in the property. In connection with the contribution of the property to Washington Towne Apartments, LLC, the lender provided sufficient funds to satisfy the matured loan obligation and to provide for certain property improvements. Property improvements were completed prior to the end of the first quarter 1996 and have significantly enhanced the value of the property (see Item 8 - "Note 5 - Mortgage Notes Payable").

Operating Data:

Occupancy Rates for the Years 1994-1998

------------------------------------------------------------------------------------------------------------------------------
                                1994                 1995                 1996                 1997                 1998
------------------------------------------------------------------------------------------------------------------------------
Washington Towne                98%                  94%                  94%                  94%                  99%
------------------------------------------------------------------------------------------------------------------------------

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

The Partnership filed a lawsuit styled University Real Estate Partnership V vs.
                                       ----------------------------------------
Silo California, Inc. No. 692441 (Superior Court of the State of California) to
---------------------
recover possession of leased premises and damages related to breach of a lease at Glasshouse Square Shopping Center. The Partnership obtained an unlawful detainer judgment against the defendant on October 25, 1995, in the amount of $41,757.

The Partnership filed a claim against Silo California, Inc. on February 9, 1996, in a bankruptcy proceeding entitled In re: Silo California, Inc., a California
                                    -------------------------------------------
corporation, No. 95-1581 (U.S. Bankruptcy Court, District of Delaware), to
-----------
recover on the $41,757 unlawful detainer judgment. A second claim in the amount of $312,992 for additional damages related to breach of the lease was filed on February 20, 1996 against Silo California, Inc. and an identical $312,992 claim was filed against Silo Holdings, Inc. in In re: Silo Holdings, Inc., No. 95-
                                         --------------------------
1578 (U.S. Bankruptcy Court, District of Delaware) on February 20, 1996. All three claims are still pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND RELATED
-------  ----------------------------------------------------------------
         SECURITY HOLDER MATTERS
         -----------------------

(A) There is no established public trading market for Limited Partnership Units, nor is one expected to develop.

(B)      Title of Class              Number of Record Unit Holders
         --------------              -----------------------------

       Limited Partnership Units     1,819 as of March 31, 1999

         Income Units                869 as of March 31, 1999
         Growth/Shelter Units        950 as of March 31, 1999

(C) The Partnership resumed making distributions in 1998 as a result of payments on the San Pedro Note Receivable and the sale of Glasshouse Square Shopping Center. Cash distributions from capital transactions totaled $1,074,693 and all were paid entirely to the Income Unit Holders. Cumulative distributions through December 31, 1998, were $16,887,229, $1,786,307, and $590,957 to the Income, Growth/Shelter, and General Partners, respectively.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's consolidated financial statements and notes thereto appearing in Item 8.

Consolidated Statements                                   Year Ended December 31,
-----------------------         ---------------------------------------------------------------------------------
Of Operations                       1998           1997           1996               1995                1994
-----------------------------   ------------   ------------   ------------        ------------       ------------

Rental income................   $ 1,551,668    $ 2,390,773    $ 2,087,301         $ 2,329,859        $ 2,484,310
Interest income..............        45,915         32,335         32,797             150,809            212,896
Other income.................       160,427         84,723         28,057              44,345                  -
Expenses.....................    (2,069,394)    (2,886,252)    (3,063,489)         (3,477,628)        (3,792,919)
Loss on sale of note
 receivable..................             -              -              -                   -           (350,000)
Loss on modification of
 note receivable.............             -              -              -                   -           (530,695)
Provision for loss on
 note receivable.............             -              -              -            (100,000)                 -
Loss on sale of repossessed
 real estate.................             -              -              -            (121,518)                 -
Gain on sale of property.....       198,610              -              -                   -                  -
Loss before extraordinary
   items.....................      (112,774)      (378,421)      (915,334)         (1,174,133)        (1,976,408)
   Extraordinary items.......       420,418              -              -              75,000                  -
                                ------------   ------------   ------------        -----------        -----------
Net income (loss)............   $   307,644    $  (378,421)   $  (915,334)        $(1,099,133)       $(1,976,408)
                                ===========    ===========    ===========         ===========        ===========

Net income (loss) per Limited
 Partnership Unit:
 Loss before
  extraordinary items........   $     (3.26)       $(10.92)       $(26.42)        $    (33.84)           $(56.79)
 Extraordinary items.........         12.15              -              -                2.16                  -
                                -----------    -----------    -----------         -----------        -----------
 Net income (loss)...........   $      8.89        $(10.92)       $(26.42)        $    (31.68)           $(56.79)
                                ===========    ===========    ===========         ===========        ===========

Distributions per
 Limited Partnership
 Unit:

 Income Partners.............   $     60.64    $         -    $         -         $         -        $         -
 Growth/Shelter
  Partners...................   $         -    $         -    $         -         $         -        $         -
Consolidated Balance                                     As of December 31,
--------------------            --------------------------------------------------------------------------------
Sheets                              1998           1997           1996                1995               1994
------                          -----------    -----------    -----------         -----------        -----------
Real estate, net.............   $ 1,712,837    $10,951,261    $11,398,265         $11,673,695        $11,799,899
Notes receivable, net........             0        250,000        250,000             250,000            750,000
Total assets.................     2,135,979     12,248,950     12,670,367          13,416,272         14,666,336
Mortgage notes payable.......     1,677,715     10,680,255     10,789,414          10,674,931          9,453,587
Partners' (deficit) equity...      (259,509)       507,540        885,961           1,801,295          2,900,428

Net loss per Limited Partnership Unit is computed by dividing net loss allocated to the Limited Partners by the weighted average number of Limited Partnership Units outstanding during the year. Per unit information has been computed based on 34,275 Limited Partnership Units outstanding in 1998, 34,301 Units outstanding in 1997 and 1996, 34,353 Limited Partnership Units outstanding in 1995, and 34,453 in 1994.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

FINANCIAL CONDITION
-------------------

The Partnership was formed in 1977 to acquire, operate and ultimately dispose of a diversified portfolio of income-producing real property. Five of the Partnership's properties were sold and a sixth was deeded to the lender in cancellation of indebtedness in 1985. A seventh property was sold in 1986, another in 1987, and Glasshouse Square in 1998. The Partnership received partial consideration from the sale of certain properties in the form of notes receivable, all of which have been collected in full as of December 31, 1998.

RESULTS OF OPERATIONS
---------------------

Revenues:

Rental income was $1,551,668 in 1998 as compared to $2,390,773 and $2,087,301 in
1997 and 1996, respectively.   The decrease of $839,105 in 1998 as compared to
1997 is due primarily to the sale of Glasshouse Square Shopping Center. The increase in 1997 as compared to 1996 is primarily due to increased occupancies and the commencement of ground lease payments from two ground leases at Glasshouse Square.

Of the total revenues recorded by the Partnership, the amount attributable to rental income from Glasshouse Square Shopping Center was 32% in 1998, 57% in 1997, and 39% in 1996. Interest income increased in 1998 by $13,580 mostly due to additional interest received for a note receivable from the Glasshouse Square Shopping Center sale. It remained constant between 1997 at $32,335 compared to 1996 at $32,797. Interest earned on the Bank of San Pedro note receivable was approximately 7.0% in 1998, 1.3% in 1997 and 1.5% in 1996 of the total rental and interest income of the Partnership. The San Pedro note receivable was paid in full on July 20, 1998. On November 28, 1998 the Glasshouse Square purchaser paid the related note receivable note in full.

Expenses:

Interest expense was $542,586 in 1998 as compared to $1,052,586 and $1,058,343 in 1997 and 1996, respectively. The decrease was due to the sale of Glasshouse Square Shopping Center and the retirement of its mortgage notes payable.

Depreciation and amortization expense was $317,679 in 1998 as compared to $588,124 and $544,080 in 1997 and 1996, respectively. Property taxes were $118,876 in 1998 as compared to $124,201 and $98,675 in 1997 and 1996, respectively. The reduction in 1998 is due to the sale and elimination of expenses for the Glasshouse Square Shopping Center. The increase from 1996 to 1997 of $25,526 is due primarily to changes in assessed values of the properties as well as the receipt of a tax refund in 1996.

Other property operating expenses, the provisions for doubtful accounts, and property management fees were $772,526 in 1998 as compared to $837,900 and $975,552 in 1997 and 1996, respectively. The decrease in 1998 was due to the sale of the Glasshouse Square Shopping Center in the middle of the fiscal year. The $137,652 decrease in 1997 is due to increased operating efficiencies at the properties.

General and administrative expenses were $197,727 in 1998 as compared to $85,848
and $150,593 in 1997 and 1996, respectively.   The decrease in 1997 as compared
to 1996 is primarily due to a reduction in partnership legal expenses.

General and administrative expenses - affiliates were $120,000 in 1998 as compared to $197,593 and $236,246 in 1997 and 1996, respectively. The decrease from 1996 to 1997 of $38,653 is primarily a result of the elimination of the asset management fee previously charged to the Partnership.

The Partnership incurred a loss of $530,695 related to the modification of the Las Oficinas note receivable and the transfer of the underlying mortgage debt to the borrower on the note receivable. The modification of the note receivable occurred in December 1994 and the transfer of the underlying mortgage debt to the borrower occurred in February 1995.

The Partnership incurred an additional loss of $350,000 related to the sale of the Las Oficinas note receivable on April 7, 1995 for $750,000.

On July 20, 1995, the Partnership incurred a loss of $46,518 on the sale of the Bank of San Pedro Office Building. This amount consists of a loss of $121,518 on the sale and an extraordinary gain on debt forgiveness of $75,000 on the promissory note payable to Southmark.

The Partnership recorded at year end 1995 a $100,000 provision for loss to reduce the carrying value of the Bank of San Pedro Office Building note receivable to $250,000 after the purchaser defaulted on the note during the first quarter of 1996. Even though the default has been cured, the provision for loss was recorded in the event of any future complications with the purchaser.

On July 20, 1998 the San Pedro Note Receivable in the amount of $350,000 was paid in full.

The Partnership recorded extraordinary income as a result of debt reductions by the Glasshouse lender which consisted of debt forgiveness of $420,418. On May 8, 1998, the Partnership recorded a gain on the sale of Glasshouse Square Shopping Center of $198,610.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At December 31, 1998, the Partnership held cash and cash equivalents of $192,968
of which $21,939 were tenant security deposits.   Cash and cash equivalents at
the end of 1998 increased by approximately $56,372 as compared to the balance held at December 31, 1997. Cash flow from operations in 1998 was $492,989. Positive cash flow from investing activities in 1998 was $694,130. Negative cash flow from financing activities in 1998 was $1,130,747.

The mortgage payable on the Washington Towne Apartments matured in June 1995.
In September 1995, the Partnership obtained a mortgage loan payable in the amount of $1,750,000 from a new lender. In order to preserve the Partnership's ownership interest in the Washington Towne Apartments and in order to satisfy the new lender's structural requirements with respect to the refinancing of the mortgage note payable, the Partnership contributed the property on September 13, 1995 to an affiliated entity, Washington Towne Apartments, LLC, a Georgia limited liability company. The Partnership is the owner of all the capital stock of Washington Towne, Inc. The Partnership is the 99% member and Washington Towne, Inc. is the 1% managing member of Washington Towne Apartments, LLC. Therefore, the Partnership effectively retained a 100% interest in the property. In connection with the contribution of the property to Washington Towne Apartments, LLC, the lender provided sufficient funds to satisfy the matured loan obligation and to provide for certain property improvements. Property improvements were completed prior to the end of the first quarter 1996 and have significantly enhanced the value of the property.

With its present cash reserves, the General Partner expects that the Partnership will have sufficient cash to meet its commitments. However, should present cash resources be insufficient for current needs, the Partnership has no non-restrictive existing lines of credit, and thus would require other sources of working capital, such as support from affiliates or sale of Partnership property. Neither the General Partner and its affiliates nor Hampton and its affiliates or assigns have any obligation to provide financial support to the Partnership and there is no assurance that the sale of any property can be timed to coincide with the Partnership's needs.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  --------------------------------------------------------

                                                                        Page
                                                                        Number
                                                                        ------

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
Consolidated Financial Statements:

  Independent Auditors' Report, December 31, 1998, 1997, and 1996......   F1

  Consolidated Balance Sheets at December 31, 1998 and 1997............   F2

  Consolidated Statements of Operations for the Three Years Ended
     December 31, 1998.................................................   F3

  Consolidated Statement of Partners' Equity (Deficit) for the Three
     Years Ended December 31, 1998.....................................   F4

  Consolidated Statements of Cash Flows for the Three Years Ended
     December 31, 1998.................................................   F5

  Notes to Consolidated Financial Statements...........................   F7

Consolidated Financial Statement Schedules:

  For the Three Years Ended December 31, 1998:

     Schedule II - Valuation and Qualifying Accounts...................   F15

     Schedule III - Real Estate Investments and Accumulated
      Depreciation and Amortization....................................   F16

     Schedule IV - Mortgage Loans on Real Estate.......................   F18

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------



To the Partners of
University Real Estate Partnership V:

We have audited the accompanying consolidated balance sheets of University Real Estate Partnership V as of December 31, 1998 and 1997, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for the years ended December 31, 1998, 1997, and 1996. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

Subsequent to December 31, 1998 the Partnership sold the remaining real estate investment; Washington Towne Apartments. The proceeds from this sale will benefit the Partnership by entering into a tax-free exchange for a similar property. There can be no assurances, however, as to the ultimate completion of the exchange or the benefits which will be available to the Partnership.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of University Real Estate Partnership V as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.

In connection with our audits of the consolidated financial statements referred to above, we audited the financial schedules listed under item 14(a)(2). In our opinion, these financial schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information stated therein.


                                    /s/ Wallace Sanders & Company
                                    WALLACE SANDERS & COMPANY


Dallas, Texas
April 13, 1999

                                       F1

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

                          CONSOLIDATED BALANCE SHEETS


                                                                                                                 December 31,
                                                                                                          --------------------------

ASSETS                                                                                                       1998           1997
------                                                                                                    -----------   ------------

Real estate investments
    Land                                                                                                  $  524,145    $ 5,255,247
    Buildings and improvements                                                                             2,063,933     14,261,080
                                                                                                          ----------    -----------
                                                                                                           2,588,078     19,516,327

    Less:  Accumulated depreciation and
             amortization                                                                                   (875,241)    (8,565,066)

                                                                                                          ----------    -----------
                                                                                                           1,712,837     10,951,261
                                                                                                          ----------    -----------

Note receivable, net                                                                                               -        250,000
                                                                                                          ----------    -----------

Cash and cash equivalents (including $21,939 and $18,985
  for security deposits at December 31, 1998 and 1997,
  respectively)                                                                                              192,968        136,596
Accounts receivable, net of allowance for doubtful accounts
  of $0 and $107,044 at December 31, 1998 and 1997, respectively                                              16,660         40,826
Deferred borrowing costs, net of accumulated amortization
  of $49,992 and $139,586 at December 31, 1998 and 1997, respectively                                       101,695        206,755
Prepaid expenses and other assets                                                                           111,819        663,512
                                                                                                          ----------    -----------
                                                                                                          $2,135,979    $12,248,950
                                                                                                          ==========    ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable                                                                                    $1,677,715    $10,680,255
Accrued mortgage interest                                                                                     12,403        254,478
Accrued property taxes                                                                                         3,174        127,951
Accounts payable and accrued expenses                                                                        130,014        105,782
Subordinated real estate commissions                                                                         549,218        549,218
Security deposits                                                                                             22,964         23,726
                                                                                                          ----------    -----------
                                                                                                           2,395,488     11,741,410
                                                                                                          ----------    -----------

Partners' equity (deficit):
 Limited Partners - 50,000 Units authorized;
  34,275 and 34,301 Units issued and outstanding at December 31,
  1998 and 1997, respectively, (17,723 And 17,733 Income
  Units at December 31, 1998 and 1997 and 16,552 and 16,568
  Growth/Shelter Units at December 31, 1998 and 1997)                                                        283,643      1,053,768
General Partner                                                                                             (543,152)      (546,228)

                                                                                                          ----------    -----------
                                                                                                            (259,509)       507,540
                                                                                                          ----------    -----------
                                                                                                          $2,135,979    $12,248,950
                                                                                                          ==========    ===========

See accompanying notes to consolidated financial statements.

                                       F2

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                        For the Years Ended December 31,
                                                     ---------------------------------------
                                                        1998          1997          1996
                                                     -----------   -----------   -----------

Revenues:
 Rental income                                       $1,551,668    $2,390,773    $2,087,301
 Interest                                                45,915        32,335        32,797
 Other income                                           160,427        84,723        28,057
                                                     ----------    ----------    ----------

   Total revenues                                     1,758,010     2,507,831     2,148,155
                                                     ----------    ----------    ----------

Expenses:
 Interest                                               542,586     1,052,586     1,058,343
 Depreciation and amortization                          317,679       588,124       544,080
 Property taxes                                         118,876       124,201        98,675
 Other property operations                              651,289       688,520       809,620
 Provision for doubtful accounts                         43,163        38,741        72,820
 Property management fees - affiliates                   78,074       110,639        93,112
 General and administrative                             197,727        85,848       150,593
 General and administrative - affiliates                120,000       197,593       236,246
                                                     ----------    ----------    ----------

   Total expenses                                     2,069,394     2,886,252     3,063,489
                                                     ----------    ----------    ----------

Net operating loss                                     (311,384)     (378,421)     (915,334)
                                                     ----------    ----------    ----------

Gain on sale of real estate                             198,610
                                                     ----------    ----------    ----------

Loss before extraordinary item                         (112,774)     (378,421)     (915,334)

Extraordinary item - gain on debt forgiveness           420,418             -             -
                                                     ----------    ----------    ----------

Net income (loss)                                    $  307,644    $ (378,421)   $ (915,334)
                                                     ==========    ==========    ==========

Net income (loss) allocable to General Partner       $    3,076    $   (3,784)   $   (9,153)
Net income (loss) allocable to Limited Partners      $  304,568    $ (374,637)   $ (906,181)
                                                     ----------    ----------    ----------

Net income (loss)                                    $  307,644    $ (378,421)   $ (915,334)
                                                     ==========    ==========    ==========

Net income (loss) per Limited Partnership Unit:
 Loss before extraordinary item                          $(3.26)      $(10.92)      $(26.42)
 Extraordinary item                                       12.15             -             -
                                                     ----------    ----------    ----------
 Net income (loss)                                        $8.89       $(10.92)      $(26.42)
                                                     ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

                                       F3

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

             CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (DEFICIT)



                                                                 Total
                                                               Partners'
                                   General       Limited         Equity
                                   Partner       Partners      (Deficit)
                                  ----------   ------------   ------------

Balance at December 31, 1995      $(533,291)   $ 2,334,586    $ 1,801,295

Net loss                             (9,153)      (906,181)      (915,334)
                                  ---------    -----------    -----------

Balance at December 31, 1996       (542,444)     1,428,405        885,961

Net loss                             (3,784)      (374,637)      (378,421)
                                  ---------    -----------    -----------

Balance at December 31, 1997       (546,228)     1,053,768        507,540

Distributions                             -     (1,074,693)    (1,074,693)

Net income                            3,076        304,568        307,644
                                  ---------    -----------    -----------

Balance at December 31, 1998      $(543,152)   $   283,643    $  (259,509)
                                  =========    ===========    ===========

See accompanying notes to consolidated financial statements.

                                       F4

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    For the Years Ended December 31,
                                                ----------------------------------------
                                                    1998          1997          1996
                                                ------------   -----------   -----------
Cash flows from operating activities:
 Cash received from tenants                     $ 1,589,643    $2,374,358    $2,027,060
 Cash paid to suppliers                            (945,805)   (1,295,125)   (1,339,645)
 Interest received                                   45,914        29,710        32,797
 Interest paid                                     (492,360)     (943,111)     (943,603)
 Property taxes paid                                (54,403)      (42,006)     (151,747)
 Property tax refund                                      -        44,910        23,557
 Proceeds from note receivable                      350,000             -             -
                                                -----------    ----------    ----------

Net cash provided by (used
 in) operating activities                           492,989       168,736      (351,581)
                                                -----------    ----------    ----------

Cash flows from investing activities:
 Additions to real estate investments               (84,641)      (98,858)     (251,727)
 Net cash received as a result of sale
  of real estate                                    240,513             -             -
 Proceeds from purchasers note receivable           538,258             -          4141
                                                -----------    ----------    ----------

Net cash provided by (used
 in) investing activities                           694,130       (98,858)     (247,586)
                                                -----------    ----------    ----------

Cash flows from financing activities:
 Principal payments on mortgage
  note payable                                      (56,058)     (109,160)     (105,978)
 Advances from line of credit                             -             -       220,461
 Distributions                                   (1,074,689)            -             -
                                                -----------    ----------    ----------

Net cash (used in) provided
 by financing activities                         (1,130,747)     (109,160)      114,483
                                                -----------    ----------    ----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                   56,372       (39,282)     (484,684)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                 136,596       175,878       660,562
                                                -----------    ----------    ----------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                   $   192,968    $  136,596    $  175,878
                                                ===========    ==========    ==========

See accompanying notes to consolidated financial statements.

                                       F5

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                Reconciliation of Net Income (Loss) to Net Cash
                   Provided by (Used in) Operating Activities



                                             For the Years Ended December 31,
                                           ------------------------------------
                                              1998         1997         1996
                                           ----------   ----------   ----------

Net income (loss)                          $ 307,644    $(378,421)   $(915,334)
                                           ---------    ---------    ---------

Adjustments to reconcile net income
 (loss) to net cash provided by
 (used in) operating activities:
 Depreciation and amortization               317,679      588,124      544,080
 Gain on sale of real estate                (198,610)           -            -
 Extraordinary gain on debt forgiveness     (420,418)           -            -
 Amortization of deferred borrowing
  costs                                       21,883       28,152       28,152
 Non-cash expenses on sale of
  Glasshouse Square                          157,678            -            -
 Gain on sale of equipment                         -            -         (915)
 Changes in assets and liabilities:
   Accounts receivable                       (15,392)     (19,738)      33,828
   Prepaid expenses and other assets         (48,503)    (115,543)     (96,072)
   Notes receivable                          250,000            -            -
   Accounts payable and accrued expenses      24,232      (96,982)      45,997
   Accrued mortgage interest                  28,343       81,322       86,588
   Accrued property taxes                     64,473       82,195      (53,072)
   Security deposits                           3,980         (373)     (24,833)
                                           ---------    ---------    ---------

     Total adjustments                       185,345      547,157      563,753
                                           ---------    ---------    ---------

Net cash provided by (used in)
 operating activities                      $ 492,989    $ 168,736    $(351,581)
                                           =========    =========    =========


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

Depreciation
------------

Buildings and improvements are depreciated using the straight-line method over 5 to 30 years. Tenant improvements were amortized over the terms of the related tenant lease using the straight-line method.

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with initial maturities of three months or less to be cash equivalents.

Deferred Borrowing Costs
------------------------

Loan fees for long-term financing of real property are capitalized and are amortized over the terms of the related mortgage note payable using the straight-line method. Amortization of deferred borrowing costs is included in interest expense in the Consolidated Statements of Operations.

                                       F7

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
--------------------------------------------------------------------------------

Rental Revenues
---------------

The Partnership leases its residential property under short-term operating leases. Lease terms generally are less than one year in duration. Rental income is recognized as earned. The Partnership leased its commercial property under non-cancelable operating leases that expired over the next 10 years. Some leases provided concessions and periods of escalating or free rent. Rental income was recognized on a straight-line basis over the life of the lease. The excess of the rental income recognized over the contractual rental payments due was recorded as accrued rent receivable and is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

Notes Receivable
----------------

Notes receivable were recorded at their original basis, net of any allowance for uncollectible amounts. Interest income was recognized as it was earned.

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

                                       F8

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

Net Loss Per Limited Partnership Unit
-------------------------------------

Net loss per Limited Partnership Unit is computed by dividing net loss allocated to the Limited Partners by the weighted average number of Limited Partnership Units outstanding during the year. Per unit information has been computed based on 34,275 Limited Partnership Units outstanding in 1998 and 34,301 Limited Partnership Units outstanding in 1997 and 34,453 Limited Partnership Units outstanding in 1996.

Distributions
-------------

Distributions to the Partners are made at the discretion of the General Partner and are subject to payment of expenses of the Partnership, including debt service, and maintenance of reserves. Distributions to the Partners are paid from operations of the Partnership's properties, from sales or refinancing of properties, or from other sources, if any.

NOTE 2 - TRANSACTIONS WITH AFFILIATES
-------------------------------------

Under the Partnership Agreement, the General Partner or an affiliate is entitled to a subordinated real estate commission upon the sale of Partnership properties. Payment of the commission is subordinated to distributions to the Limited Partners of original invested capital plus a 9% per annum cumulative return. Subordinated real estate commissions payable totaled $549,218 at December 31, 1998 and 1997.

Compensation and reimbursements paid to or accrued for the benefit of OSGPC and affiliates for the years ending December 31:

                                                   1998       1997       1996
                                                 --------   --------   --------

Asset management fee                             $ 78,074   $110,639   $ 86,259
Charged to general and administrative expense:
Partnership and Financial administration,
  data processing, accounting and tax
  reporting, and investor relations               120,000    197,593    149,987
                                                 --------   --------   --------
Total compensation and reimbursements            $198,074   $308,232   $236,246
                                                 ========   ========   ========

                                       F9

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

NOTE 2 - TRANSACTIONS WITH AFFILIATES (CONTINUED)
-------------------------------------------------

The Partnership had previously entered into a Debt Workout Consulting Agreement with Meridian Realty Advisors, Inc., an affiliate of the General Partner to assist the Partnership in its ongoing efforts to negotiate debt relief from its lenders and assist in the marketing and sale of the Partnership's properties. The Partnership paid $216,800 to the affiliate pursuant to such agreement related to the sale of the Glasshouse Square Shopping Center on May 8, 1998. This amount reduced the gain on sale of real estate in the accompanying consolidated statements of operations.

NOTE 3 - REAL ESTATE INVESTMENTS
--------------------------------

The cost and accumulated depreciation and amortization of the Partnership's real estate investments held at December 31, 1998 and 1997, is set forth in the following tables:

                                              Buildings and   Accumulated
     1998                         Land        Improvements    Depreciation        Total
     ----                    -------------    ------------    -------------    --------------
Washington Town
 Apartments                  $     524,145    $   2,063,933   $    (875,241)    $   1,712,837
                             =============    =============   ==============    =============

                                              Buildings and   Accumulated
     1997                         Land        Improvements    Depreciation        Total
     ----                    -------------    ------------    -------------    -------------
Glasshouse Square
 Shopping Center             $   4,731,102    $  12,281,786   $  (7,869,983)    $   9,142,905
Washington Towne
 Apartments                        524,145        1,979,294        (695,083)        1,808,356
                             -------------    -------------    --------------    ------------
                             $   5,255,247    $  14,261,080    $ (8,565,066)    $  10,951,261
                             =============    =============    ==============   =============

NOTE 4 - NOTES RECEIVABLE
-------------------------

On July 20, 1995, the Partnership sold one of its real estate investments, the Bank of San Pedro Office Building, for $1,350,000. The Partnership received, as partial consideration from the sale, a note receivable for $350,000, bearing interest at 9% per annum with interest only payments due monthly, secured by a second lien deed of trust on the Bank of San Pedro Office Building, maturing on July 20, 1998. On March 30, 1996, the borrower on the note receivable ceased making regularly scheduled debt payments constituting an event of default. The borrower cured the default situation; however, a provision for loss in the amount of $100,000 was recorded in 1995 in the event of any future complications. The note receivable balance of $350,000 was paid on July 20,1998.

On May 8, 1998, the Glasshouse Square Shopping Center was sold. The Partnership provided short-term financing, in the form of a note receivable, to the purchaser (a third-party) in the amount of $538,258. This note receivable bore interest at 8% per annum with interest only payments due monthly, secured by a deed of trust on the Glasshouse Square property and maturing on March 1, 1999. On November 27, 1998, the note receivable was paid by the purchaser.

                                      F10

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

     NOTE 5 - MORTGAGE NOTES PAYABLE
     -------------------------------

     The following is a summary of mortgage notes payable.


                                                                                                December 31,
                                                                                        --------------------------
                                                                                            1998           1997
                                                                                        -----------     -----------
Mortgage payable bearing interest at 8.625%, secured by Washington Towne
Apartments, payable in monthly installments of principal and interest of
$14,239; maturing October 2005.                                                          $1,677,715     $ 1,702,700

Mortgage payable bearing interest at 9.5% secured by a first lien deed of trust on Glasshouse Square Shopping Center, payable in varying monthly installments of principal and interest; maturing December 2004.  In March 1995, the mortgage payable was modified. The modification bears an interest rate of 9.5%, payable in monthly principal and interest payments beginning April 1995 based on a 25 year amortization, maturing December 2000. An additional advance note payable was obtained in March 1995, bearing interest at 9.5%, also secured by the same first lien deed of trust on Glasshouse Square Shopping Center, payable in monthly principal and interest payments beginning April 1995 based on a 25 year amortization maturing December 2000.  On May 8, 1998, the Glasshouse
Square Shopping Center was sold and subsequently the mortgage was paid in
full.                                                                                              -      7,485,124

Mortgage payable bearing interest at 11% secured by a second lien deed of trust on Glasshouse Square Shopping Center, payable in varying monthly installments of interest from October 1993 to September 1994; then, monthly installments of principal and interest; maturing September 2008. In March 1995, the mortgage payable was modified. The modification bore an interest rate of 11%, payable in monthly interest only installments of $6,595, maturing December 2000. On May 8,
1998, the Glasshouse Square Shopping Center was sold and subsequently the
mortgage was paid in full.                                                                        -       1,492,431
                                                                                         ----------     -----------

                                                                                         $1,677,715     $10,680,255
                                                                                         ==========     ===========

                                      F11

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

NOTE 5 - MORTGAGE NOTES PAYABLE (CONTINUED)
-------------------------------------------

Scheduled principal maturities of the mortgage note under existing terms are as follows at December 31, 1998:

          1999            $   27,227
          2000                29,670
          2001                32,333
          2002                35,235
          2003                38,397
          Thereafter       1,514,853
                          ----------

        Total             $1,677,715
                          ==========

NOTE 6 - DISTRIBUTIONS
----------------------

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

(d)  to all the Limited Partners based on number of Units held.

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

(b) to the General Partner until the General Partner has received 12% of all distributions from other sources; then,

(c)  12% to the General Partner and 88% to all the Limited Partners.

During 1998, distributions were made by the Partnership and totaled $1,074,693. During 1997 and 1996, no distributions were made by the Partnership.

                                      F12

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

NOTE 7  - SALE OF GLASSHOUSE SQUARE SHOPPING CENTER
---------------------------------------------------

On May 8, 1998 the partnership sold the Glasshouse Square Shopping Center to a third party for $10,600,000. The transaction was recorded as follows:

     Net cash received                           $   240,513
     Real estate investment                       (9,018,637)
     Note receivable                                 538,258
     Other assets, liabilities and expenses         (358,009)
     Mortgage notes                                8,796,485
                                                 -----------
     Gain                                        $   198,610
                                                 ===========

In addition, the Partnership obtained forgiveness of debt in the amount of $420,418.

A portion of this transaction was accounted for as a non-cash transaction in the accompanying consolidated statements of cash flows.

NOTE 8 - SUBSEQUENT EVENT
-------------------------

On April 1, 1999, the Partnership sold Washington Towne Apartments to a third party for $4,100,000.

NOTE 9 - PROFORMA INFORMATION
-----------------------------

Unaudited pro forma balance sheet information as of December 31, 1998 has been prepared to reflect the financial condition of the Partnership as if the sale of the Washington Towne Apartments had occurred on December 31, 1998.

                                                               Pro Forma
                                                Historical    Adjustments          Pro Forma
                                                -----------   ------------         ----------

     Real estate investments                    $1,712,837    $(1,712,837)   (A)   $        -
     Cash and cash equivalents                     192,968      1,914,994    (B)    2,107,962
     Accounts receivable                            16,660        (16,660)   (A)            -
     Deferred borrowing costs                      101,695       (101,695)   (A)            -
     Prepaid expenses and other assets             111,819       (111,819)   (A)            -
                                                ----------    -----------          ----------
                                                $2,135,979    $   (28,017)         $2,107,962
                                                ==========    ===========          ==========

     Mortgage notes payable                     $1,677,715    $(1,677,715)   (A)   $        -
     Accrued mortgage interest                      12,403        (12,403)   (A)            -
     Accrued property taxes                          3,174         (3,174)   (A)            -
     Accounts payable and accrued expenses         130,014       (130,014)   (A)            -
     Subordinated real estate commissions          549,218              -             549,218
     Security deposits                              22,964        (22,964)   (A)            -
     Partners' equity (deficit)                   (259,509)     1,818,253    (A)    1,558,744
                                                ----------    -----------          ----------
                                                $2,135,979    $  (28,017)          $2,107,962
                                                ==========    ==========           ==========

                                      F13

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

NOTE 9 - PROFORMA INFORMATION (CONTINUED)
-----------------------------------------

Unaudited pro forma information for the year ended December 31, 1998 has been prepared to reflect the results of the operations as if the sale of the Washington Towne Apartments had occurred on January 1, 1998. The results are not necessarily indicative of the results which would have occurred had these transactions been consummated at the beginning of 1998 or of future results of operations of the Partnership.

                                                                       Pro Forma
                                                        Historical    Adjustments           Pro Forma
                                                        -----------   ------------         -----------

     Revenues:                                          $1,551,668    $(1,009,265)   (C)   $  542,403
      Rental income                                         45,915              -              45,915
      Interest                                             160,427              -             160,427
                                                        ----------    -----------          ----------
      Other income
                                                         1,758,010     (1,009,265)            748,745
                                                        ----------    -----------          ----------

     Expenses:
      Interest                                             542,586       (145,885)   (C)      396,701
      Depreciation and amortization                        317,679       (177,935)   (C)      139,744
      Property taxes                                       118,876        (49,308)   (C)       69,568
      Operating expenses                                   788,871       (708,794)   (C)       80,077
      General and administrative                           301,382              -             301,382
                                                        ----------    -----------          ----------

                                                         2,069,394     (1,081,922)            987,472
                                                        ----------    -----------          ----------

     Net operating loss                                   (311,384)        72,657            (238,727)

     Gain on sale of real estate                           198,610      1,818,714    (C)    2,017,324
                                                        ----------    -----------          ----------

     Income (Loss) before extraordinary item              (112,774)     1,891,371           1,778,597

     Extraordinary item - gain on debt forgiveness         420,418              -             420,418
                                                        ----------    -----------          ----------

     Net income                                         $  307,644    $ 1,891,371          $2,199,015
                                                        ==========    ===========          ==========

     Net income per Limited Partnership Unit            $     8.89    $     54.63          $    63.52
                                                        ==========    ===========          ==========

     Pro forma Adjustments
     ---------------------

     (A) To record the effect of the sale of Washington Towne Apartments including (1) a reduction in real estate investments and payoff of underlying mortgage note payable and (2) reductions in accounts receivable deferred borrowing costs, prepaid expenses and other assets, accounts payable and other liabilities resulting from the disposition of the real estate investment.

     (B)  To record the cash proceeds from the sale of Washington Towne
          Apartments.

     (C) To remove the revenues and expenses related to Washington Towne Apartments rental operations and record the gain on the sale.

                                      F14

                                  SCHEDULE II
                      UNIVERSITY REAL ESTATE PARTNERSHIP V
                       VALUATION AND QUALIFYING ACCOUNTS

                               December 31, 1998



                                                            Additions
                                                     -----------------------
                                        Balance at   Charged to   Charged to                 Balance at
                                        Beginning    Costs and      Other                      End of
Description                             of Period     Expenses     Accounts    Deductions      Period
-----------                             ----------   ----------   ----------   -----------   ----------

   1998
   ----
   Allowance for Doubtful Accounts        $107,044   $        -   $        -    $(107,044)     $      -

   Allowance for Note Receivable          $100,000            -            -     (100,000)            -

   1997
   ----
   Allowance for Doubtful Accounts        $107,044            -            -            -       107,044

   Allowance for Note Receivable          $100,000            -            -            -       100,000

   1996
   ----
   Allowance for Doubtful Accounts        $107,044            -            -            -       107,044

   Allowance for Note Receivable          $100,000            -            -            -       100,000

                                      F15

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

     REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION

                               December 31, 1998

                                                                                      Gross Amount at
                                       Initial Costs            Costs        Which Carried at Close of Period         Accumulated
                                   -----------------------   Capitalized    ------------------------------------      Depreciation
                    Related                   Building and  Subesequent to              Builiding and                      and
Description       Encumbrances       Land     Improvements    Acquisition     Land      Improvements     Total(s)      Amortization
------------    ---------------  ------------ ------------  --------------  --------    ------------   ------------   -------------
Washington Towne
Apartments
Atlanta, GA       $1,677,715       $524,145     $931,812      $1,132,121    $524,145     $2,063,933     $2,588,078      $ (875,241)
                  ==========       ========     ========      ==========    ========     ==========     ==========      ==========

                         Date of         Date       Depreciable
Description           Construction     Acquired    lives (years)
------------          ------------     --------    ------------
Washington Towne          1971          07/91          3-25
Apartments
Atlanta, GA

                                      F16

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

     Real Estate Investments and Accumulated Depreciation and Amortization

                              Note to Schedule III



Changes in real estate investments and accumulated depreciation and amortization are as follows:

                                                 For the years ended December 31,
                                            ------------------------------------------
                                                1998           1997           1996
                                            -------------   -----------   ------------

Real estate:
------------

Balance at beginning of year                $ 19,516,327    $19,417,469    $19,184,420

Acquisitions                                           -              -              -

Improvements                                      84,639         98,858        251,727

Dispositions                                 (17,012,888)             -        (18,678)
                                            ------------    -----------    -----------

Balance at end of year                      $  2,588,078    $19,516,327    $19,417,469
                                            ============    ===========    ===========
Accumulated depreciation and amortization:
------------------------------------------
Balance at beginning of year                 $ 8,565,066     $8,019,204     $7,510,725

Depreciation and amortization                    304,426        545,862        523,933

Dispositions                                  (7,994,251)             -        (15,454)
                                             -----------     ----------     ----------

Balance at end of year                       $   875,241     $8,565,066     $8,019,204
                                             ===========     ==========     ==========

                                      F17

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

                         MORTGAGE LOANS ON REAL ESTATE

                               DECEMBER 31, 1998




                                                                                                                Principal Amount
                                             Final     Periodic                    Face         Carrying        of Loans Subject
                                           Maturity    Payment       Prior      Amount of       Amount of        to Delinquent
    Description            Interest Rate     Date       Terms        Liens       Mortgage       Mortgage     Principal or Interest
    -----------           --------------   -------   ----------   ----------   -----------     ----------    ---------------------


Mortgage payable on          8.625%       October       (1)           None      $1,750,000     $1,677,715            None
  Washington Towne                         2005
  Apartments, secured by
  a first lien deed of trust

(1) Monthly installments of principal and interest of $14,239

                                      F18

                                    PART III

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------   ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          ---------------------

          None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------   --------------------------------------------------

The Partnership does not have officers or directors. University Advisory Company is the General Partner of the Partnership. OS General Partner Company and OS Holdings, Inc., are the two general partners of UAC. The executive officer and director of the General Partner who controls the affairs of the Partnership is as follows:

                                              Other Principal Occupations and Other
 Name and Position              Age           Directorships During the Past 5 Years
 -----------------              ---           -------------------------------------
 Curtis R.                      39            From 1991 to the present, Mr. Boisfontaine has served as Chief
 Boisfontaine, Jr.,                           Executive Officer of Hampton Real Estate Group and as President of
 President and                                Meridian Capital Corporation.  OSGPC was formed in 1995 and Mr.
 Chairman of the                              Boisfontaine is the majority shareholder, President and sole director
 Board of Directors                           of OSGPC.
 of OS General
 Partner Company

 David K. Ronck,                39            From 1995 to the present, Mr. Ronck has served as Vice
 Vice President and                           President-Chief Financial Officer and President of Meridian Realty
 Chief Financial                              Advisors, Inc.  Prior to that time, Mr. Ronck served as President of
 Officer of OS                                ConCap Equities, Inc., the General Partner of fifteen public limited
 General Partner                              partnerships.  He is Vice President and Chief Financial Officer for
 Company                                      OSGPC.


ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

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

     The General Partner is entitled to distributions of cash from operations and from other sources (primarily from the sale or refinancing of Partnership properties and the reserve account) as set forth in Item 8 - "Note 6 -Distributions."

(C)  Change in Control.

     None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

Beginning December 14, 1992, Property Management and Portfolio Services Agreements were entered into with Hampton UREF and the Partnership began paying property management fees, through a subcontract agreement with Hampton UREF, to Hampton and began reimbursing Hampton for its costs of administering the Partnership's affairs. Beginning April 20, 1994, the Partnership began paying property management fees to Insignia, through a Property Management Subcontract Agreement with Hampton UREF and later the Partnership directly. On December 30, 1994 an Assignment and Assumption of Portfolio Services Agreement was entered into between Hampton UREF and JKD whereby the Partnership began reimbursing JKD (now Meridian Realty Advisors, Inc. ("MRA") for its costs of administering the Partnership's affairs.

Compensation or reimbursements paid to or accrued for the benefit of Hampton and affiliates and Insignia during 1998 are as follows:

                                                           MRA      Insignia
                                                         --------   --------

     Property management fees                            $      -    $78,074
     Charged to general and administrative expense:
          Partnership and financial administration,
            data processing, accounting and tax
            reporting, and investor relations             120,000          -
                                                         --------    -------

     Total compensation and reimbursements               $120,000    $78,074
                                                         ========    =======

In addition, the Partnership paid MRA a debt work-out consulting fee of $216,800 in May 1998 in connection with negotiating the debt relief relating to the Glasshouse sale.

                                    PART IV

ITEM 14.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
-------   ----------------------------------------------------------------------
          FORM 8-K
          --------

(a)(1) Consolidated Financial Statements

       Consolidated financial statements for University Real Estate Partnership V, listed in the Index to the Consolidated Financial Statements and Supplementary Data on page 10, are filed as part of this Annual Report.

(a)(2) Consolidated Financial Statement Schedules

       Consolidated Financial Statement Supplementary Data for University Real Estate Partnership V, listed in the Index to the Consolidated Financial Statements and Supplementary Data on page 10, are filed as part of this Annual Report.

(a)(3) Index to Exhibits....................................................13

(b)    Reports on Form 8-K..................................................16

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

         3.3ii  Operating Agreement of Washington Towne Apartments, L.L.C.
                entered into and effective August 9, 1995 by and between Washington Towne, Inc., a Georgia corporation and University
                Real Estate Partnership V, a California limited partnership. (6)

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


       Exhibit
       Number  Description
       ------  -----------
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

       10.13   Termination of Purchase Agreement between Hampton Realty
               Partners, L.P. and Insignia Financial Group, Inc. dated August 8,
               1994. (3)

       10.14   Property Management Subcontract Agreement between Hampton UREF
               Management, Ltd. and Insignia Management Group, L.P. dated April
               20, 1994, as amended August 8, 1994. 3)

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

       10.20 Modification and/or Extnesion Agreement dated March 27, 1995 by by and between Imperial Bank, a California banking corporation, and University Real Estate Partnership V, a California limited partnership. (5)

       10.21   Disbursement Agreement and Deed of Trust dated March 27, 1995, between Imperial Partnership Bank, a California banking
               corporation, and University Real Estate Partnership V, a
               California limited partnership for the additional line of credit granted to the Partership in the amount of $400,000.  (5)


      Exhibit
      Number  Description
       -----  -----------
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

(7) Incorporated by reference to Quarterly Report of the Registrant on Form 10-Q for the period ended March 31, 1996, as filed with the Securities and Exchange Commission on May 23, 1996.

(8) Incorporated by reference to Annual Report of the Registrant on Form 10-K for the period ended December 31, 1995, as filed with the Securities and Exchange Commission on July 18, 1996.

(9) Incorporated by reference to Quarterly Report of the registrant on form 10-Q for the period ending June 30, 1996, as filed with the Securities and Exchange Commission on July 31, 1996.

(10) Incorporated by reference to Quarterly Report of the Registrant on Form 10-Q for the period ended September 30, 1996, as filed with the Securities and Exchange Commission on November 14, 1996.

(11) Incorporated by reference to Annual Report of the Registrant on Form 10-K for the period ended December 31, 1996, as filed with the Securities and Exchange Commission on April 16, 1997.

(12) Incorporated by reference to Quarterly Report of the Registrant on Form 10-Q for the period ended March 31, 1997, as filed with the Securities and Exchange Commission on May 14, 1997.

(13) Incorporated by reference to Quarterly Report of the Registrant on Form 10-Q for the period ended June 30, 1997, as filed with the Securities and Exchange Commission on August 14, 1997.

(14) Incorporated by reference to Quarterly Report of the Registrant on Form 10-Q for the period ended September 30, 1997, as filed with the Securities and Exchange Commission on November 14, 1997.

(15) Incorporated by reference to Annual Report of the Registrant on Form 10-K for the period ended December 31, 1997, as filed with the Securities and Exchange Commission on April 1, 1998.

(16) Incorporated by reference to Quarterly Report of the Registrant on Form 10-Q for the period ended March 31, 1998, as filed with the Securities and Exchange Commission on May 15, 1998.

(17) Incorporated by reference to Quarterly Report of the Registrant on Form 10-Q for the period ended June 30, 1998, as filed with the Securities and Exchange Commission on September 23, 1998.

(18) Incorporated by reference to Quarterly Report of the Registrant on Form 10-Q for the period ended September 30, 1998, as filed with the Securities and Exchange Commission on November 11, 1998.

(b) Reports on form 8-K. There is a form 8-K filed during the Quarter ended December 31, 1998. It is filed at the same time as the 1998 10-K.

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

                                 SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           UNIVERSITY REAL ESTATE PARTNERSHIP V

                           By:  UNIVERSITY ADVISORY COMPANY
                                General Partner

                           By:  OS GENERAL PARTNER COMPANY




     May 11, 1999               By:  /s/ Curtis R. Boisfontaine, Jr.
 -------------------                 -------------------------------
Date                                 Curtis R. Boisfontaine, Jr.



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



    May 11, 1999           By:  /s/ Curtis R. Boisfontaine, Jr.
----------------------          ---------------------------------------------
Date                            Curtis R. Boisfontaine, Jr. President,
                                Principal Executive Officer and Director OS
                                General Partner Company



    May 11, 1999           By:  /s/ David K. Ronck
----------------------          ---------------------------------------------
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


                           UNIVERSITY REAL ESTATE PARTNERSHIP V

                           By:  UNIVERSITY ADVISORY COMPANY
                                General Partner

                           By:  OS GENERAL PARTNER COMPANY


    May 11, 1999                By:  /s/ Curtis R. Boisfontaine, Jr.
--------------------                 -------------------------------
Date                                 Curtis R. Boisfontaine, Jr.



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



    May 11, 1999           By:  /s/ Curtis R. Boisfontaine, Jr.
--------------------            ---------------------------------------------
Date                            Curtis R. Boisfontaine, Jr. President,
                                Principal Executive Officer and Director OS
                                General Partner Company


    May 11, 1999           By:  /s/  David K. Ronck
--------------------            ---------------------------------------------
Date                            David K. Ronck Vice President and Chief
                                Accounting Officer OS General Partner Company