Form 10-Q
period 1999-03-31
UNIVERSITY REAL ESTATE PARTNERSHIP V
filed 1999-05-21
CIK 311173

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended   March 31, 1999
                                 -----------------------------------------------


                                      or


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _____________________ to ________________________

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
Yes   x     No
    ------     ------

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

                              INDEX TO FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1999


                                                                            Page
                                                                            ----

Part I - Financial Information

  Item 1 - Condensed Consolidated Financial Statements:

           (a) Condensed Consolidated Balance Sheets as of March 31, 1999
               and December 31, 1998                                           3

           (b) Condensed Consolidated Statements of Operations for the
               three Months ended March 31, 1999 and 1998                      4

           (c) Condensed Consolidated Statements of Cash Flows for three
               months ended March 31, 1999 and 1998                            5

           (d) Notes to Condensed Consolidated Financial Statements            7

  Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                           9

Part II - Other Information

  Item 6 - Exhibits and Reports on Form 8-K                                   10

  Signatures (pursuant to General Instruction E)                              11
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

                        PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-------  -------------------------------------------

(a)                  UNIVERSITY REAL ESTATE PARTNERSHIP V
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           March 31,
                                                                             1999       December 31,
                                                                          (Unaudited)       1998
                                                                         -------------  -------------
ASSETS
------

Real estate investments
  Land                                                                   $          -     $   524,145
  Buildings and improvements                                                        -       2,063,933
                                                                         ------------     -----------
                                                                                    -       2,588,078

  Less:  Accumulated depreciation and
    amortization                                                                    -        (875,241)
                                                                                          -----------
                                                                                    -       1,712,837
                                                                         ------------     -----------
Note receivable                                                                     -               -
Cash and cash equivalents (including $0.00  and $21,939
 for security deposits at March 31,1999 and
 December 31, 1998, respectively)                                           2,068,230         192,968
Accounts receivable, net of allowance for doubtful accounts of
 $0 at March 31,1999 and $16,660 at December 31, 1998                               -          16,660
Deferred borrowing costs, net of accumulated amortization
 of $0 and $101,695 at March 31,1999 and
 December 31, 1998, respectively                                                    -         101,695
Prepaid expenses and other assets                                              57,090         111,819
                                                                         ------------     -----------
                                                                         $  2,125,320     $ 2,135,979
                                                                         ------------     -----------

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
------------------------------------------

Mortgage notes payable, net of discounts                                 $          -     $ 1,677,715
Accrued mortgage interest                                                           -          12,403
Accrued property taxes                                                              -           3,174
Accounts payable and accrued expenses                                          60,715         130,014
Subordinated real estate commissions                                          548,757         549,218
Security deposits                                                                   -          22,964
                                                                         ------------     -----------
                                                                              609,472       2,395,488
                                                                         ------------     -----------
Partners' equity (deficit)
  Limited Partners - 50,000 units authorized; 34,275 and 34,275 units issued and outstanding at March 31,1999 and December 31,
  1998, respectively, 17,723 and 17,723 Income units at March 31,1999 and December 31, 1998, respectively, and 16,552 and 16,552.
  Growth/Shelter units at March 31,1999 and December 31, 1998,
  respectively)                                                             2,041,206         283,643
  General Partner                                                            (525,358)       (543,152)
                                                                         ------------     -----------
                                                                            1,515,848        (259,509)
                                                                         ------------     -----------
                                                                         $  2,125,320     $ 2,135,979
                                                                         ------------     -----------

(b)                  UNIVERSITY REAL ESTATE PARTNERSHIP V
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                   Three Months Ended           XXX Months Ended
                                         March 31,                    XXXXX
                                -------------------------  --------------------------
                                    1999          1998         XXXXX        XXXXX
                                ------------  -----------  ------------  ------------
Revenues:
  Rental income                 $    241,594  $   618,038  $        XXX  $       XXX
  Interest                               388        5,685           XXX          XXX
  Other income                        12,514       17,736             -          XXX

     Total revenues                  254,496      641,459           XXX           XXX
                                ------------  -----------  ------------  ------------


Expenses:
  Interest                           327,106      255,300           XXX           XXX
  Depreciation and amortization       52,635      153,784           XXX           XXX
  Property taxes                      25,385       32,697           XXX           XXX
  Other property operations          155,164      218,415           XXX           XXX
  General and administrative          55,997       50,875           XXX           XXX

     Total expenses                  616,287      711,071           XXX           XXX
                                ------------  -----------  ------------  ------------

Net operating profit            $   (361,791) $   (69,612) $        XXX  $        XXX
                                ============  ===========  ============  ============

Other income (expenses);
  Sale of real estate              4,100,000            -           XXX             -
  Cost of Sale                    (1,958,789)           -             -             -

Income (loss) before
  extraordinary item               1,779,420      (69,612)          XXX           XXX

Extraordinary item--gain
  on debt forgiveness                      -            -           XXX             -
                                ------------  -----------  ------------  ------------

Net income (loss)               $  1,779,420  $   (69,612) $        XXX  $        XXX
                                ============  ===========  ============  ============

Net income (loss) allocable to
  General Partner               $     17,794  $      (696) $        XXX  $        XXX
Net income (loss) allocable to
  Limited Partners                 1,761,626      (68,916)          XXX           XXX
                                ------------  -----------  ------------  ------------

Net income (loss)               $  1,779,420  $   (69,612) $        XXX  $        XXX
                                ============  ===========  ============  ============

Net income (loss) per Limited
 Partnership Unit
  Income (loss) before
   Extraordinary item           $      51.92  $     (2.01) $        XXX  $        XXX
  Extraordinary item                       -            -           XXX             -
                                ------------  -----------  ------------  ------------
  Net income (loss)             $      51.92  $     (2.01) $        XXX  $        XXX
                                ============  ===========  ============  ============

(c)                  UNIVERSITY REAL ESTATE PARTNERSHIP V
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                            Three Months Ended
                                                                  March 31,
                                                          -------------------------
                                                              1999          1998
                                                          ------------  -----------

Net Income(loss)                                          $  1,779,420  $   (69,612)
                                                          ------------  -----------
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization                                 52,635      153,784
  Gain on sale of real estate                                 (502,777)           -
  Extraordinary gain on debt forgiveness                             -            -
  Changes in assets and liabilities:
     Accounts receivable                                        16,660       20,101
     Prepaid expenses and other assets                         181,276      (46,678)
     Accounts payable and accrued expenses                     (69,299)     (11,277)
     Accrued mortgage interest                                 (12,403)      21,154
     Accrued property taxes                                     (3,174)      32,697
               Subordinated real estate commissions                461            -
               Intercompany account                            178,867            -
     Security deposits                                         (22,964)         600
                                                          ------------  -----------

       Total adjustments                                      (180,718)     170,381
                                                          ------------  -----------

Net cash provided by operating activities                    1,598,702      100,769
                                                          ------------  -----------

Cash flows from investing activities:
  Decrease/(Increase) of  real estate investments                    -      (30,532)
  Investment in notes receivable                                     -            -
  Cash proceeds  from sale of Washington Towne               1,914,994            -
                                                          ------------  -----------

Net cash provided by (used in) investing activities          1,914,994      (30,532)
                                                          ------------  -----------

Cash flows from financing activities:
  Distributions to partners                                          -            -
  Principal payments on mortgage notes payable              (1,638,434)     (29,381)
                                                          ------------  -----------

Net cash (used in) financing activities                        276,560      (29,381)
                                                          ------------  -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         1,875,262       40,856

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               192,968      136,596
                                                          ------------  -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  2,068,230  $   177,452
                                                          ============  ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the year for interest                 $
                                                          ============
   Cash paid during the year for taxes                    $
                                                          ============

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

As further discussed in Note 3 - Sale of Glasshouse Square Shopping Center, the Partnership sold the Glasshouse Square Shopping Center on May 8, 1998. The Partnership had previously entered into a Debt Workout Consulting Agreement with Meridian Realty Advisors, Inc., an affiliate of the General Partner to assist the Partnership in its ongoing efforts to negotiate debt relief from its lenders and assist in the marketing and sale of the Partnership's Properties. In conjunction with the sale of the Glasshouse Square property, the Partnership obtained a $150,000 principal discount from the mortgage lender, as well as forgiveness of $270,418 of accrued and unpaid interest. The Partnership paid $216,800 to the affiliate pursuant to such agreement.

NOTE 3 - SALE OF GLASSHOUSE SQUARE SHOPPING CENTER
--------------------------------------------------

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

NOTE 4 - SALE OF WASHINGTON TOWNE APARTMENTS
--------------------------------------------

On March 31,1999 the Partnership sold Washington Towne Apartments to an unaffiliated third party for a gross sales price of $4,100,000.00. The property was aquaired by the purchaser for cash. The cash proceeds received by the Partnership were used to pay the mortgage, commissions, recording fees, security deposits, taxes, fire damage repairs and legal fees. The net cash proceeds are $1,914,994.14 which results in a calculated gain on sale of $502,777. The net cash proceeds are held in escrow by an appropriate independent third party in order to complete a tax-free exchange. The Partnership intends to use the net cash proceeds to purchase a like kind property in order to preserve cash flow and avoid unessecery recognition for tax purposes of gain on the sale pursuant
to Section 1031 of   the Internal Revenue Service code of 1986 as amended.

There can be no assurance that the General Partner will be able to find a suitable replacement property to facilitate completion of the tax-free exchange.



NOTE 5 - DISTRIBUTIONS
----------------------

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

The Partnership's net loss from operations for the three months ended March 31, 1999 was $361,791. The net loss for the same period in 1998 was $69,612. Total revenues for the three months ended March 31, 1999 were $254,496 versus $641,459 for the same period in 1998. The decrease in total revenues in 1999 is primarily attributable to the sale of the Glasshouse Shopping Center on May 8, 1998. The Washington Towne Apartments property was sold March 31, 1999.After giving effect for the gain of the sale of the Washington Towne Apartments property , the Partnership recorded net income of $1,779,420 for the three months ended March 31,1999.

Total expenses for the three months ended March 31,1999 were $616,287 versus $711,071 for the same period in 1998. The decrease in total expenses is due to the sale of the Glasshouse Square property.

During the three months ended March 31,1999, the Partnership recorded an increase in cash of $1,875,262 versus an increase of $40,856 for the same period in 1998. The statement of cash flows included an increase in cash provided by operating activities of $1,598,702 primarily due to the sale of the Washington Towne property on March 31,1999. The statement of cash flows included an increase in cash provided by investing activities of $1,914,994 due to the cash proceeds received from the sale of Washington Towne Apartments (See Note 4 for further discussion). The statement of cash flows included an increase in cash used in financing activities of $1,638,434 resulting from the payoff of the mortgage debt related to Washington Towne Apartments.

Should operations deteriorate and present resources not are adequate for current needs, the Partnership has no outside lines of credit on which to draw for its working capital needs. Neither the General Partner nor its affiliates have any obligation to provide financial support to the Partnership. Accordingly, continued operation of the Partnership is dependent on the Partnership being able to generate cash from operations or sale of its remaining operating properties or negotiated reductions in requirements related to outstanding debt obligations.

Washington Towne Apartments - Atlanta, Georgia
----------------------------------------------

Washington Towne Apartments was sold March 31,1999 for a gross sale proceeds of $4,100,000. See Note 4 Sale of Washington Towne Apartments for further discussion.
Average occupancy for the three months ended March 31,1999 was 99% versus 94% for the same period in 1998. Occupancy at Washington Towne continued to be steady.

Glasshouse Square - San Diego, California
-----------------------------------------

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

         27         Financial Data Schedule.

(b) Reports on Form 8-K. There was a form 8-K filed for the 1998 10-K regarding the sale of the Washington Towne Apartments on March 31,1999. The sale is intended to be a like kind exchange, the cash is held in escrow until the proposed like kind property is determined.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              UNIVERSITY REAL ESTATE PARTNERSHIP V

                              By: UNIVERSITY ADVISORY COMPANY
                                  General Partner

                              By: OS GENERAL PARTNER COMPANY



                              By: /s/ CURTIS R. BOISFONTAINE, JR.
----------------------            ---------------------------------------
        Date                      Curtis R. Boisfontaine, Jr. President,
                                  Principal Executive Officer and Director
                                  OS General Partner Company



                              By: /s/ DAVID K. RONCK
----------------------            ---------------------------------------
        Date                      David K. Ronck
                                  Vice President and Chief Accounting Officer
                                  OS General Partner Company