Form 10-Q
period 1999-06-30
UNIVERSITY REAL ESTATE PARTNERSHIP V
filed 1999-08-24
CIK 311173

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                            June 30, 1999
                                                          -------------


                                       or


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from               to
                               -------------    -------------

Commission File Number   0-8914
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

                     UNIVERSITY REAL ESTATE PARTNERSHIP V

                              INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1999


                                                                            Page
                                                                            ----

Part I - Financial Information

  Item 1 - Condensed Consolidated Financial Statements:

           (a) Condensed Consolidated Balance Sheets as of June 30, 1999
               and December 31, 1998                                          3

           (b) Condensed Consolidated Statements of Operations for the
               three and six months ended June 30, 1999 and 1998              4

           (c) Condensed Consolidated Statements of Cash Flows for six
               months ended June 30, 1999 and 1998                            5

           (d) Notes to Condensed Consolidated Financial Statements           6

  Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                8

Part II - Other Information

  Item 6 - Exhibits and Reports on Form 8-K                                  10

  Signatures (pursuant to General Instruction E)                             11

  All other items called for by the instructions are omitted as they are either inapplicable, not required, or the information is included in the Condensed Consolidated Financial Statements or Notes thereto.

                        PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(a)                   UNIVERSITY REAL ESTATE PARTNERSHIP V
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             June 30,
                                                               1999           December 31,
                                                          (Unaudited)            1998
                                                     ----------------------  -------------
ASSETS

Real estate investments
 Land                                                           $        -     $  524,145
 Buildings and improvements                                              -      2,063,933
                                                                ----------     ----------
                                                                         -      2,588,078

 Less:  Accumulated depreciation and amortization                        -       (875,241)
                                                                ----------     ----------
                                                                         -      1,712,837
                                                                ----------     ----------

Cash and cash equivalents (including $21,939 for
  security deposits at December 31, 1998)                        2,185,222        192,968
Accounts receivable, net of allowance for doubtful
  accounts of $0 at December 31, 1998                                    -         16,660
Deferred borrowing costs, net of accumulated amortization
  of $49,992 at December 31, 1998                                        -        101,695
Prepaid expenses and other assets                                   76,805        111,819
                                                                ----------     ----------
                                                                $2,262,027     $2,135,979
                                                                ----------     ----------

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Mortgage notes payable                                          $        -     $1,677,715
Accrued mortgage interest                                                -         12,403
Accrued property tax                                                     -          3,174
Accounts payable and accrued expenses                               71,192        130,014
Subordinated real estate commissions                               549,218        549,218
Security deposits                                                        -         22,964
                                                                ----------     ----------
                                                                   620,410      2,395,488
                                                                ----------     ----------
Partners' equity (deficit):
 Limited Partners - 50,000 units authorized;
  34,275 units issued and outstanding at June 30, 1999
  and December 31, 1998 (17,723 Income units at
  June 30, 1999 and December 31, 1998, and 16,552
  Growth/Shelter units at June 30, 1999 and December 31, 1998)   2,165,758        283,643
 General Partner                                                  (524,141)      (543,152)
                                                                ----------     ----------
                                                                 1,641,617       (259,509)
                                                                ----------     ----------
                                                                $2,262,027     $2,135,979
                                                                ----------     ----------

(b)                  UNIVERSITY REAL ESTATE PARTNERSHIP V
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                           Three Months Ended           Six Months Ended
                                                                 June 30,                   June 30,
                                                          ---------------------  ------------------------------
                                                            1999        1998           1999            1998
                                                          ---------  ----------  -----------------  -----------

Revenues:
  Rental income                                           $      -   $ 434,826         $  241,594   $1,069,317
  Interest                                                     704      29,253              1,092       34,963
  Other income                                              19,423      22,071             31,937       23,329
                                                          --------   ---------         ----------   ----------
         Total revenues                                     20,127     486,150            274,623    1,127,609
                                                          --------   ---------         ----------   ----------

Expenses:
  Interest                                                       -     212,440            327,106      467,740
  Depreciation and amortization                                  -      56,977             52,635      210,761
  Property taxes                                                 -      53,554             25,385       86,251
  Other property operations                                 36,256     184,478            191,420      402,893
  General and administrative                                 1,048      95,909             57,045      146,785
                                                          --------   ---------         ----------   ----------

         Total expenses                                     37,304     603,358            653,591    1,314,430
                                                          --------   ---------         ----------   ----------

Net operating loss                                        $(17,177)  $(117,208)        $ (378,968)  $ (186,821)
                                                          ========   =========         ==========   ==========

Other income (expenses):
Gain on sale of real estate                                138,883     198,610          2,280,094      198,610

Income before extraordinary item                           121,706      81,402          1,901,126       11,789

Extraordinary item - gain on debt
 forgiveness                                                     -     420,418                  -      420,418
                                                          --------   ---------         ----------   ----------

Net income                                                $121,706   $ 501,820         $1,901,126   $  432,207
                                                          ========   =========         ==========   ==========

Net income allocable to
 General Partner                                          $  1,217   $   5,018         $   19,011   $    4,322
Net income allocable to
 Limited Partners                                          120,489     496,802          1,882,115      427,885
                                                          --------   ---------         ----------   ----------

Net income                                                $121,706   $ 501,820         $1,901,126   $  432,207
                                                          ========   =========         ==========   ==========

Net income per Limited
  Partnership Unit
  Income before
   Extraordinary item                                        $3.55       $2.37             $55.47        $0.34
  Extraordinary item                                             -       12.27                  -        12.27
                                                          --------   ---------         ----------   ----------
  Net income                                                 $3.55      $14.64             $55.47       $12.61
                                                          ========   =========         ==========   ==========

(c)                   UNIVERSITY REAL ESTATE PARTNERSHIP V
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                           Six Months Ended
                                                                June 30,
                                                     -------------------------------
                                                           1999             1998
                                                     -----------------  ------------

Net income                                                $ 1,901,126   $   432,207
                                                          -----------   -----------

Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                52,635       210,761
  Gain on sale of real estate                              (2,280,094)     (198,610)
  Extraordinary gain on debt forgiveness                            -      (420,418)
  Changes in assets and liabilities:
     Accounts receivable                                       55,300       (11,058)
     Prepaid expenses and other assets                        116,223        (3,068)
     Accounts payable and accrued expenses                    (58,822)      (40,875)
     Accrued mortgage interest                                262,966       131,492
     Accrued property taxes                                     4,188        85,953
     Security deposits                                         30,296        (1,934)
                                                          -----------   -----------

       Total adjustments                                   (1,817,308)     (247,757)
                                                          -----------   -----------

Net cash provided by operating activities                      83,818       184,450
                                                          -----------   -----------

Cash flows from investing activities:
  Increase in real estate investments                               -       (30,532)
  Investment in notes receivable                                    -        (4,000)
  Proceeds from sale of real estate                         1,914,994     1,564,330
                                                          -----------   -----------

Net cash provided by investing activities                   1,914,994     1,529,798
                                                          -----------   -----------

Cash flows from financing activities:
  Distributions to partners                                         -      (250,000)
  Principal payments on mortgage notes payable                 (6,558)   (1,385,725)
                                                          -----------   -----------

Net cash used in financing activities                          (6,558)   (1,635,725)
                                                          -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                   1,992,254        78,523

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              192,968       136,596
                                                          -----------   -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 2,185,222   $   215,119
                                                          ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest               $   327,106   $   336,248
                                                          ===========   ===========
   Cash paid during the period for taxes                  $         -   $         -
                                                          ===========   ===========


                     UNIVERSITY REAL ESTATE PARTNERSHIP V
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1998. The December 31, 1998 condensed consolidated balance sheet was derived from audited numbers.

NOTE 2 - TRANSACTIONS WITH AFFILIATES

The general partner of the Partnership is University Advisory Company ("UAC" or the "General Partner"), a California general partnership. Prior to December 15, 1996, Southmark Commercial Management, Inc. ("SCM"), and Southmark Investors, Inc. ("SII"), both wholly-owned subsidiaries of Southmark Corporation ("Southmark") were the two general partners of UAC. On December 15, 1996, OS General Partner Company ("OSGPC"), a Texas corporation, and OS Holdings, Inc. ("OS"), a Texas corporation, acquired the interests held in UAC held by SCM and SII. On March 9, 1993, Southmark and several of its affiliates (including the General Partner) entered into an Asset Purchase Agreement with SHL Acquisition Corp. III, a Texas corporation, and its permitted assigns (collectively "SHL") to sell various general and limited partnership interests owned by Southmark and its affiliates, including the general partnership interest of the Partnership. On December 16, 1993, Southmark and SHL executed the Second Amendment to Asset Purchase Agreement whereby SHL acquired an option to purchase the general partnership interest of the Partnership, rather than purchase the partnership interest itself. On the same date, SHL assigned its rights under the amended Asset Purchase Agreement to Hampton Realty Partners, L.P., a Texas limited partnership ("Hampton") and Hampton and Southmark affiliates also entered into an Option Agreement whereby Hampton acquired the right to purchase the option assets, including the general partnership interest of the Partnership, subject to the approval of the limited partners. On December 30, 1994, Hampton entered into an Assignment and Assumption of Option Agreement with JKD Financial Management, Inc. ("JKD"), a Texas corporation, whereby, among other things, JKD obtained the right to acquire Hampton's rights to proxy into the Partnership subject to the approval of the Limited Partners. As a result of a 1996 transaction among OS, OSGPC, SCM and SII, JKD's option was assigned to OSGPC. See discussion of transaction among SCM, SII, OSGPC and OS below.

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

Under the Partnership Agreement, the General Partner or an affiliate is entitled to a subordinated real estate commission upon the sale of Partnership properties. Payment of the commission is subordinated to distributions to the Limited Partners of original invested capital plus a 9% per annum cumulative return. Subordinated real estate commissions payable totaled $549,218 at June 30, 1999 and December 31, 1998.

The Partnership had previously entered into a Debt Workout Consulting Agreement with Meridian Realty Advisors, Inc., an affiliate of the General Partner to assist the Partnership in its ongoing efforts to negotiate debt relief from its lenders and assist in the marketing and sale of the Partnership's properties. The Partnership paid $216,800 to the affiliate pursuant to such agreement related to the sale of the Glasshouse Square Shopping Center on May 8, 1998. This amount reduced the gain on sale of real estate in the accompanying condensed consolidated statements of operations.

NOTE 3 - SALE OF GLASSHOUSE SQUARE SHOPPING CENTER

On May 8, 1998, the Partnership sold the Glasshouse Square Shopping Center to a third party for $10,600,000. The transaction was recorded as follows:

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

A portion of this transaction was accounted for as a non-cash transaction in the accompanying condensed consolidated statements of cash flows.

NOTE 4 - SALE OF WASHINGTON TOWNE APARTMENTS

On March 31, 1999, the Partnership sold Washington Towne Apartments for $4,100,000. The transaction was recorded as follows:

          Net cash received                              $ 1,914,994
          Real estate investment                          (1,667,797)
          Accrued interest                                   275,369
          Other assets, liabilities and expenses              86,371
          Mortgage note                                    1,671,157
                                                         -----------

          Gain on sale of Washington Towne Apartments    $ 2,280,094
                                                         ===========

A portion of this transaction was accounted for as a non-cash transaction in the accompanying condensed consolidated statements of cash flows.

NOTE 5 - DISTRIBUTIONS

During 1998, distributions were made by the Partnership and totaled $1,074,693.

NOTE 6 - SUBSEQUENT EVENTS

On July 1, 1999, the Partnership purchased, through a related subsidiary, a 376-unit apartment project known as Superstition Park Apartments for $20,200,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership's net loss from operations for the six months ended June 30, 1999 was $378,968. The net loss for the same period in 1998 was $186,821. Total revenues for the six months ended June 30, 1999 were $274,623 versus $1,127,609 for the same period in 1998. The decrease in total revenues in 1999 is primarily attributable to the sale of the Glasshouse Square Shopping Center on May 8, 1998 and the sale of Washington Towne Apartments on March 31, 1999. These two real estate investments were the only income producing properties in the Partnership. After giving effect for the gain of the sale of the Washington Towne Apartments property, the Partnership recorded net income of $1,901,126 for the six months ended June 30, 1999.

Total expenses for the six months ended June 30, 1999 were $653,591 versus $1,314,430 for the same period in 1998. The decrease in total expenses is due to the sale of the Glasshouse Square Shopping Center and the sale of Washington Towne Apartments.

At June 30, 1999, the Partnership held cash and cash equivalents of $2,185,222. Cash and cash equivalents at June 30, 1999 increased by approximately $1,992,254 as compared to the balance held at December 31, 1998. Cash flow from operations for the six months ended June 30, 1999 was $83,818. Positive cash flow from investing activities for the six months ended June 30, 1999 was $1,914,994. Negative cash flow from financing activities for the six months ended June 30, 1999 was $6,558.

Should operations deteriorate and present resources become inadequate for current needs, the Partnership has no outside lines of credit on which to draw for its working capital needs. Neither the General Partner nor its affiliates have any obligation to provide financial support to the Partnership. Accordingly, continued operation of the Partnership is dependent on the Partnership being able to generate cash from operations.

Bank of San Pedro Note Receivable

On July 20, 1995, the Partnership sold one if its real estate investments, the Bank of San Pedro Office Building, for $1,350,000. The Partnership received, as partial consideration from the sale, a note receivable for $350,000, bearing interest at 9% per annum with interest only payments due monthly, secured by a second lien deed of trust on the bank of San Pedro Office Building, maturing on July 20, 1998. On March 30, 1996, the borrower on the note receivable ceased making regular scheduled debt payments constituting an event of default. The borrower cured the default situation; however, a provision for loss in the amount of $100,000 was recorded in 1995 in the event of any future complications. The note receivable balance of $350,000 was paid on July 20, 1998.

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


(b) Reports on Form 8-K. During the six months ended June 30, 1999, there was a Form 8-K filed for the sale of the Washington Towne Apartments on March 31, 1999. The sale was intended to be a like kind exchange, the cash was held in escrow until the proposed like kind property was determined.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     UNIVERSITY REAL ESTATE PARTNERSHIP V

                                     By: UNIVERSITY ADVISORY COMPANY
                                         General Partner

                                     By: OS GENERAL PARTNER COMPANY


           8/23/99                   By: /s/ CURTIS R. BOISFONTAINE, JR.
----------------------------------       -----------------------------------
            Date                         Curtis R. Boisfontaine, Jr. President,
                                         Principal Executive Officer and
                                         Director OS General Partner Company


           8/23/99                   By: /s/ DAVID K. RONCK
----------------------------------       -----------------------------------
            Date                         David K. Ronck
                                         Vice President and Chief Accounting
                                         Officer OS General Partner Company