Form 10-Q
period 1999-09-30
UNIVERSITY REAL ESTATE PARTNERSHIP V
filed 1999-11-15
CIK 311173

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended    September 30, 1999
                                  ---------------------------------------------


                                      or


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                    to
                               -------------------   --------------------

Commission File Number   0-8914
                         ------



                     UNIVERSITY REAL ESTATE PARTNERSHIP V
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                 California                           95-3240567
--------------------------------------------------------------------------------
      (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)            Identification No.)


           3811 Turtle Creek Blvd.,Suite 1850, Dallas, Texas  75219
--------------------------------------------------------------------------------
           (Address of principal executive offices)      (Zip code)


                                (214) 651-4000
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                2001 Ross Avenue, Suite 4600, Dallas, TX 75201
--------------------------------------------------------------------------------
                (Former address, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  x    No
    ---       ---
                     UNIVERSITY REAL ESTATE PARTNERSHIP V

                              INDEX TO FORM 10-Q
                     FOR THE QUARTER ENDED SEPTEMBER, 1999


                                                                            Page
                                                                            ----

Part I - Financial Information

  Item 1 -  Condensed Consolidated Financial Statements:

            (a) Condensed Consolidated Balance Sheets as of
                September 30, 1999 and December 31, 1998                       3

            (b) Condensed Consolidated Statements of Operations
                for the three and nine months ended
                September 30, 1999 and 1998                                    4

            (c) Condensed Consolidated Statements of Cash Flows
                for nine months ended September 30, 1999 and 1998              5

            (d) Notes to Condensed Consolidated Financial Statements           6

  Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                 8

Part II - Other Information

  Item 6 - Exhibits and Reports on Form 8-K                                   10

  Signatures (pursuant to General Instruction E)                              11

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-------  -------------------------------------------


(a)                   UNIVERSITY REAL ESTATE PARTNERSHIP V
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                September 30,
                                                                                                    1999        December 31,
                                                                                                 (Unaudited)        1998
                                                                                                -------------   ------------
ASSETS
------

Real estate investments
  Land                                                                                            $ 2,045,356   $  524,145
  Buildings and improvements                                                                       18,408,206    2,063,933
                                                                                                  -----------   ----------
                                                                                                   20,453,562    2,588,078

  Less:  Accumulated depreciation and amortization                                                          -     (875,241)
                                                                                                  -----------   ----------
                                                                                                   20,453,562    1,712,837
                                                                                                  -----------   ----------


Cash and cash equivalents (including $49,239 for security deposits at
 September 30, 1999)                                                                                2,377,037      192,968
Accounts receivable, net of allowance for doubtful accounts of
 $0 at September 30, 1999                                                                              43,552       16,660
Deferred borrowing costs, net of accumulated amortization of $49,992
 at December 31, 1998                                                                                 219,958      101,695
Prepaid expenses and other  assets                                                                     86,842      111,819
                                                                                                  -----------   ----------
                                                                                                  $23,180,951    2,135,979
                                                                                                  -----------   ----------


LIABILITIES AND PARTNERS'  EQUITY (DEFICIT)
-------------------------------------------

Mortgage notes payable                                                                             18,521,318   $1,677,715
Accrued mortgage interest                                                                              97,919       12,403
Accrued property tax                                                                                   82,369        3,174
Accounts payable and accrued expenses                                                                 249,968      130,014
Subordinated real estate commissions                                                                  548,757      549,218
Security deposits                                                                                      49,239       22,964
                                                                                                  -----------   ----------
                                                                                                   19,549,570    2,395,488
                                                                                                  -----------   ----------


Partners' equity (deficit):
  Limited Partners - 50,000 units authorized; 34,263 units issued and outstanding at
  September 30, 1999 and December 31, 1998 (17,723 Income units at September 30, 1999 and December 31, 1998, and 16,540 Growth/Shelter units at September 30, 1999
  and December 31, 1998)                                                                            4,135,625      283,643
  General Partner                                                                                    (504,244)    (543,152)
                                                                                                  -----------   ----------
                                                                                                    3,631,381     (259,509)
                                                                                                  -----------   ----------
                                                                                                  $23,180,951  $ 2,135,979
                                                                                                  -----------   ----------


(b)  UNIVERSITY REAL ESTATE PARTNERSHIP V
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                                   Three Months Ended              Nine Months Ended
                                                                      September 30,                  September 30,
                                                                  ---------------------        -------------------------
                                                                    1999        1998             1999            1998
                                                                  ---------------------        -------------  ----------

Revenues:
  Rental income                                                     $668,323   $260,299          $  909,917   $1,352,945
  Interest                                                             3,660     (1,702)              4,751       33,260
  Other income                                                        67,028          -              98,965            -
                                                                    --------   --------          ----------   ----------
                                     Total revenues                  739,011    258,597           1,013,633    1,386,205
                                                                    --------   --------          ----------   ----------

Expenses:
  Interest                                                           393,296     16,406             720,402      484,146
  Depreciation and amortization                                            -      2,717              52,635      213,478
  Property taxes                                                       6,436      5,239              31,821       91,491
  Other property operations                                          274,638    180,716             398,651      583,249
  General and administrative                                          89,384     36,395             164,354      183,179
                                                                    --------   --------          ----------   ----------

                                     Total expenses                  763,754    241,473           1,367,863    1,555,543
                                                                    --------   --------          ----------   ----------

Net operating (loss) gain                                           $(24,743)  $ 17,123          $ (354,230)  $ (169,338)
                                                                    ========   ========          ==========   ==========

Other income (expenses):
Gain on sale of real estate                                                -          -           4,100,941      198,610
Cost of Sale 3/31/99                                                                              1,820,847


Income before extraordinary item                                     (24,743)    17,123           1,925,864       29,272

Extraordinary item - gain on debt
 forgiveness                                                               -          -                   -      420,418
                                                                    --------   --------          ----------   ----------

Net income                                                          $(24,743)  $ 17,123          $1,925,864   $  449,690
                                                                    ========   ========          ==========   ==========

Net income allocable to
 General Partner                                                    $   (247)  $    171          $   19,258   $    4,497
Net income allocable to
 Limited Partners                                                    (24,496)    16,952           1,906,606      445,193
                                                                    --------   --------          ----------   ----------

Net income                                                          $(24,743)  $ 17,123          $1,925,864   $  449,690
                                                                    ========   ========          ==========   ==========

Net income per Limited
  Partnership Unit
  Income before
   Extraordinary item                                               $  (0.72)  $      -          $    56.21   $     0.84
  Extraordinary item                                                       -        .49                   -        12.14
                                                                    --------   --------          ----------   ----------
  Net income                                                        $  (0.72)  $    .49          $    56.19   $    12.98
                                                                    ========   ========          ==========   ==========

(c)                 UNIVERSITY REAL ESTATE PARTNERSHIP V
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                               Nine Months Ended
                                                                 September 30,
                                                           -------------------------
                                                               1999          1998
                                                           -----------   -----------

Net income                                                 $ 1,925,864   $   449,690
                                                           -----------   -----------

Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                 52,635       213,478
  Gain on sale of real estate                               (2,280,094)     (198,610)
  Extraordinary gain on debt forgiveness                             -      (420,418)
  Changes in assets and liabilities:
     Accounts receivable                                        11,748        19,812
     Prepaid expenses and other assets                         159,857       160,405
     Deferred Borrowing Costs                                 (219,958)            -
     Accounts payable and accrued expenses                     119,115        (5,769)
     Accrued mortgage interest                                 359,992      (119,088)
     Accrued property taxes                                     86,557        91,490
     Security deposits                                          26,750         3,107
                                                           -----------   -----------

       Total adjustments                                    (1,683,398)     (255,593)
                                                           -----------   -----------

Net cash provided by operating activities                      242,466       194,097
                                                           -----------   -----------

Cash flows from investing activities:
  Increase in real estate investments                       (1,900,147)      (30,532)
  Investment in notes receivable                                     -       346,000
  Proceeds from sale of real estate                          1,914,994     1,564,330
                                                           -----------   -----------

Net cash provided by investing activities                       14,847     1,879,798
                                                           -----------   -----------

Cash flows from financing activities:
  Distributions to partners                                          -      (250,000)
  Contributions from Partners                                2,041,996             -
  Principal payments on mortgage notes payable                (115,240)   (1,389,948)
                                                           -----------   -----------

Net cash used in financing activities                        1,926,756    (1,639,948)
                                                           -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    2,184,069       433,947

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               192,968       136,596
                                                           -----------   -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 2,377,037   $   570,543
                                                           ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                $   622,483   $   336,248
                                                           ===========   ===========
   Cash paid during the period for taxes                   $         -   $       298
                                                           ===========   ===========


                     UNIVERSITY REAL ESTATE PARTNERSHIP V
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1998. The December 31, 1998 condensed consolidated balance sheet was derived from audited numbers.

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

Under the Partnership Agreement, the General Partner or an affiliate is entitled to a subordinated real estate commission upon the sale of Partnership properties. Payment of the commission is subordinated to distributions to the Limited Partners of original invested capital plus a 9% per annum cumulative return. Subordinated real estate commissions payable totaled $548,757 at September 30, 1999 and $549,218 at December 31, 1998.

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

NOTE 4 - SALE OF WASHINGTON TOWNE APARTMENTS
--------------------------------------------

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

NOTE 5 - PURCHASE OF SUPERSTITION PARK APARTMENTS
-------------------------------------------------

On July 1, 1999 the Partnership purchased the Superstition Park Apartment complex for $20,400,000 and was recorded as follows:



              Net cash paid                             $    (1,900,147)
              Real estate investment                         20,453,562
              Accrued interest                                     (893)
              Other assets, liabilities and expenses             77,478
              Mortgage notes                                (18,630,000)
                                                        ---------------

              Gain/(Loss)                               $             -
                                                        ---------------

A portion of this transaction was accounted for as a non-cash transaction in the accompanying condensed consolidated statements of cash flows.


NOTE 6 - DISTRIBUTIONS
----------------------

During 1998, distributions were made by the Partnership and totaled $1,074,693.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

The comparison of operations and balance sheet position for the period ended September 30, 1999 to any prior period(s) is difficult due to the fact that as of July 31, 1999 the only entity owned by the Partnership is a new apartment complex (Superstition Park) as opposed to multiple properties which have all been sold prior to this reporting quarter.The Partnership's net loss from operations for the nine months ended September 30, 1999 was $354,230. The net loss for the same period in 1998 was $169,338. Total revenues for the nine months ended September 30, 1999 were $1,013,633 versus $1,386,205 for the same period in 1998. The decrease in total revenues in 1999 is primarily attributable to there being only one revenue-producing asset as opposed to multiple ones in the same period for 1998. After giving effect for the gain of the sale of the Washington Towne Apartments property, the Partnership recorded net income of $1,925,864 for the nine months ended September 30, 1999.

Total expenses for the nine months ended September 30, 1999 were $1,367,863 versus $1,555,543 for the same period in 1998. The decrease in total expenses is due to a less expensive operation in having only one apartment complex as opposed to multiple apartment complexes in 1998.

At September 30, 1999, the Partnership held cash and cash equivalents of $2,377,037. Cash and cash equivalents at September 30, 1999 increased by approximately $2,184,069 as compared to the balance held at December 31, 1998. Cash flow from operations for the nine months ended September 30, 1999 was $242,466. Positive cash flow from investing activities for the nine months ended September 30, 1999 was $14,847. Positive cash flow from financing activities for the nine months ended September 30, 1999 was $1,719,278.

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

(b) Reports on Form 8-K. During the six months ended June 30, 1999, there was a Form 8-K filed for the sale of the Washington Towne Apartments on March 31, 1999. The sale was intended to be a like kind exchange, the cash was held in escrow until the new property (Superstition Park Apartments) was purchased.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              UNIVERSITY REAL ESTATE PARTNERSHIP V

                              By: UNIVERSITY ADVISORY COMPANY
                                  General Partner

                              By: OS GENERAL PARTNER COMPANY




November 15, 1999                 By:  /s/  Curtis R. Boisfontaine, Jr.
--------------------------        -----------------------------------------
            Date                  Curtis R. Boisfontaine, Jr. President,
                                  Principal Executive Officer and Director
                                  OS General Partner Company






November 15, 1999                 By:  /s/  David K. Ronck
--------------------------        -----------------------------------------
            Date                  David K. Ronck
                                  Vice President and Chief Accounting Officer
                                  OS General Partner Company