Form 10-K405
period 1999-12-31
UNIVERSITY REAL ESTATE PARTNERSHIP V
filed 2000-07-06
CIK 311173

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999
                          ------------------------------------------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               -------------------   ---------------------------

Commission file number  0-8914
                        ------
                      UNIVERSITY REAL ESTATE PARTNERSHIP V
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            California                                  95-3240567
--------------------------------------------------------------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)

            3811 Turtle Creek Blvd, Suite 1850, Dallas, Texas 75219
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

               2001 Ross Avenue, Suite 4600, Dallas, Texas 75201
--------------------------------------------------------------------------------
                 (Former address, if changed since last report)

Registrant's telephone number, including area code   (214) 651-4000
                                                     ---------------------------
Securities registered pursuant to Section 12(b) of the Act:  Not applicable

Securities registered pursuant to Section 12(g) of the Act:
Limited Partnership Units

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      No   X
    ----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

All of the registrant's 34,253 Limited Partnership Units are held by non-affiliates of the registrant. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for Limited Partnership Units.

Documents Incorporated by Reference:  None

Exhibit Index:  See Page 15

                                TOTAL OF 40 PAGES

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

                       INDEX TO ANNUAL REPORT ON FORM 10-K


Item No.                                                                                                       Page
--------                                                                                                       ----
PART I

 1   Business................................................................................................   3

 2   Property................................................................................................   6

 3   Legal Proceedings.......................................................................................   8

 4   Submission of Matters to a Vote of Security Holders.....................................................   8


PART II

 5   Market for Registrant's Units of Limited Partnership and Related Security Holder Matters................   8

 6   Selected Financial Data.................................................................................   9

 7   Management's Discussion and Analysis of Financial Condition and Results of Operations...................  10

 8   Consolidated Financial Statements and Supplementary Data................................................  13


PART III

9    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure....................  14

10   Directors and Executive Officers of the Registrant......................................................  14

11   Executive Compensation..................................................................................  14

12   Security Ownership of Certain Beneficial Owners and Management..........................................  15

13   Certain Relationships and Related Transactions..........................................................  15


PART IV

14   Exhibits, Consolidated Financial Statements Schedules and Reports on Form 8-K...........................  15

                                     PART I

ITEM 1. BUSINESS

ORGANIZATION

University Real Estate Partnership V (the "Partnership" or "Registrant") was organized on August 12, 1977, as a limited partnership under the provisions of the California Uniform Limited Partnership Act. The general partner of the Partnership is University Advisory Company ("UAC" or the "General Partner"), a California general partnership. Prior to December 15, 1996, Southmark Commercial Management, Inc. ("SCM"), and Southmark Investors, Inc. ("SII"), both wholly-owned subsidiaries of Southmark Corporation ("Southmark") were the two general partners of UAC. On December 15, 1996, OS General Partner Company ("OSGPC"), a Texas corporation, and OS Holdings, Inc. ("OS"), a Texas corporation, acquired both interests in UAC held by SCM and SII. See discussion of SCM, SII, OS and OSGPC transaction below. The principal place of business for the General Partner is 3811 Turtle Creek Blvd., Suite 1850, Dallas, Texas 75219.

On January 6, 1978, a Registration Statement on Form S-11 was declared effective by the Securities and Exchange Commission pursuant to which the Partnership offered for sale an aggregate of $25,000,000 Income and Growth/Shelter Limited Partnership Units. The Limited Partnership Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Limited Partnership Units closed on July 13, 1978, with 34,800 Limited Partnership Units sold at $500 each for gross proceeds of $17,400,000. Of the Limited Partnership Units sold, 547 have subsequently been repurchased by the Partnership. Of the 34,253 Limited Partnership Units currently outstanding, 17,723 are Income Units and 16,530 are Growth/Shelter Units.

On March 9, 1993, Southmark and several of its affiliates (including the General Partner) entered into an Asset Purchase Agreement with SHL Acquisition Corp. III, a Texas corporation, and its permitted assigns (collectively "SHL") to sell various general and limited partnership interests owned by Southmark and its affiliates, including the general partnership interest of the Partnership. On December 16, 1993, Southmark and SHL executed the Second Amendment to Asset Purchase Agreement whereby SHL acquired an option to purchase the general partnership interest of the Partnership, rather than purchase the partnership interest itself. On the same date, SHL assigned its rights under the amended Asset Purchase Agreement to Hampton Realty Partners, L.P. ("Hampton"), a Texas limited partnership, and Hampton and Southmark affiliates also entered into an Option Agreement whereby Hampton acquired the right to purchase the option assets, including the general partnership interest of the Partnership, subject to the approval of the limited partners. On December 30, 1994, Hampton entered into an Assignment and Assumption of Option Agreement with JKD Financial Management, Inc. ("JKD"), a Texas corporation, whereby, among other things, JKD obtained the right to acquire Hampton's rights to proxy into the Partnership, subject to approval of the Limited Partners. As a result of a 1996 transaction between OS, OSGPC, SCM and SII, JKD's option was assigned to OSGPC. See discussion of transaction between SCM, SII, OSGPC and OS below.

Effective as of December 14, 1992, the Partnership entered into a Portfolio Services Agreement and a Property Management Agreement with Hampton UREF Management, Ltd. ("Hampton UREF"), a Texas limited partnership, pursuant to which Hampton UREF began providing management for the Partnership's properties and certain other portfolio services. The operations of the Partnership's properties were managed by Hampton Management, Inc. (formerly SHL Management, Inc.) through a subcontract agreement with Hampton UREF. From April 20, 1994 to August 8, 1994, the Partnership and its properties were managed by Insignia pursuant to a Property Management Subcontract Agreement with Hampton UREF. As of August 8, 1994, the properties only were managed by an affiliate of Insignia and its assigns under a Property Management Agreement directly with the Partnership.

As of December 30, 1994, Hampton UREF entered into an Assignment and Assumption of Portfolio Services Agreement with JKD pursuant to which JKD oversees the management of the Partnership. During 1997, JKD was merged into Meridian Realty Advisors, Inc. ("MRA") and MRA assumed responsibility for overseeing the management of the Partnership.

CURRENT OPERATIONS

General:

The Partnership's primary business is to own, operate and ultimately dispose of its portfolio of income-producing real properties for the benefit of its partners. The Partnership liquidated many of its properties, including Glasshouse Square on May 8, 1998 and Washington Towne Apartments on April 1, 1999. The proceeds from the sale of Washington Towne Apartments were used to acquire a like-kind apartment complex on a tax-free basis. The new project, Superstition Park Apartments, was acquired on July 1, 1999. As of December 31, 1999 Superstition Park Apartments was the Partnership's only income-producing property.

Sale of Washington Towne Apartments:

The Partnership sold Washington Towne Apartments on April 1, 1999 for $4,100,000. Net cash received totaled $1,914,994 and was placed into escrow until a like-kind apartment complex could be acquired on a tax-free basis. The Partnership recognized a gain on the sale of Washington Towne Apartments of $2,212,935. A portion of the transaction was accounted for as a non-cash transaction in the accompanying consolidated statements of cash flows.

Purchase of Superstition Park Apartments:

On June 25, 1999, Meridian Superstition Park Investors, LLC ("MSPI"), an Arizona limited liability company, was formed as a wholly owned limited liability company by Washington Towne Apartments, LLC ("WTA"), a Georgia limited liability corporation, which is effectively wholly owned by the Partnership. WTA used the escrowed proceeds from the sale of Washington Towne Apartments for a like kind exchange.

On July 1, 1999, WTA purchased Superstition Park Apartments for $20,400,000 with the escrowed proceeds and mortgage notes in the amount of $18,630,000. These mortgage notes were to mature on June 30, 2004 and bore interest at LIBOR plus 3.25%.

On July 13, 1999, in order to consummate a refinancing with a new lender, the Partnership entered into an agreement with Meridian Equity Investors, LP ("MEI"), a Texas limited partnership, to continue Meridian Multi-Family Investors 99-IV ("MMFI 99-IV") pursuant to the Limited Partnership Act. The Partnership contributed to MMFI 99-IV its 99% member interest in WTA. The ownership of MMFI 99-IV is allocated (1) 99% limited partner to the Partnership, and (2) 1% general partner to MEI. MEI is owned by affiliates of the General Partner of the Partnership.

On July 20, 1999, the Partnership assigned 99% of the 100 shares of capital stock it owned in Washington Towne, Inc. ("WT") to MSP Genpar, Inc. ("MSP"), a Texas corporation, in order to satisfy the new lender's structural requirements with respect to the refinancing of Superstition Park Apartments. The Partnership retained 1 share of capital stock in WT. In return for the assignment of 99 shares of stock to MSP, the Partnership receives all of the economic benefit that is normally allocated to MSP. MSP is owned by affiliates of the General Partner of the Partnership. After the stock transfer, WT assigned 0.99% of its 1% member interest in WTA to MMFI 99-IV. Therefore, WT is the 0.01% managing member of WTA and MMFI 99-IV is 99.99% member of WTA.

On December 15, 1999, the mortgage notes were refinanced with the new lender, in the principal amount of $16,000,000, bearing interest at 7.765%, secured by Superstition Park Apartments, payable in monthly installments of principal and interest of $114,792 and maturing January 2010. In addition to this new note, the MMFI 99-IV entered into an agreement to sell 10% non-recourse general obligation promissory notes, maturing December 31, 2004 with interest payable quarterly, in the amount of $4,050,000. As of December 31, 1999, $3,875,000 had been received. The remaining $175,000 was received in January 2000. These 10% non-recourse general obligation promissory notes are secured by a security interest in the Partnership's 0.1% Class B voting limited partnership interest in MMFI 99-IV. The collateral does not include the Partnership's 98.9% Class A non-voting limited partnership interest in MMFI 99-IV.

MEI and MSP are effectively minority interest partners in the Partnership since these entities are not wholly owned by the Partnership. As a result of various provisions of the Partnership's limited partnership agreement not permitting minority interest partners, no income (loss) or cash distributions will be allocated to MSP or MEI.

Sale of Glasshouse Square:

The Partnership sold the Glasshouse Square Shopping Center on May 8, 1998 for $10,600,000. The Partnership had previously entered into a Debt Workout Consulting Agreement with MRA, an affiliate of the General Partner, to assist the Partnership in its ongoing efforts to negotiate debt relief from its lenders and assist in the marketing and sale of the Partnership's properties. MRA was successful in negotiating certain reductions in the Partnership's debt as of the sale date of Glasshouse Square.

Business Plan:

The business of the Partnership is not seasonal. The Partnership's anticipated plan of operation for 2000 is to preserve or increase gross revenue whenever possible and to maintain or decrease property operating expenditures whenever possible, while at the same time making whatever capital expenditures are reasonable under the circumstances in order to preserve and enhance the value of its properties and cash flows and continue to defer potentially negative tax impact to the Partnership in the event of liquidating the Partnership. There can be no assurances however as to the ultimate completion of the differing types of transactions, which might be available to the Partnership and its assets. See
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

On March 9, 1993, Southmark and several of its affiliates (including the General Partner) entered into an Asset Purchase Agreement with SHL to sell various general and limited partnership interests owned by Southmark and its affiliates, including the general partnership interest of the Partnership. On December 16, 1993, Southmark and SHL executed the Second Amendment to Asset Purchase Agreement whereby SHL acquired an option to purchase the general partnership interest of the Partnership, rather than purchase the partnership interest itself. On the same date, SHL assigned its rights under the amended Asset Purchase Agreement to Hampton and Southmark affiliates also entered into an Option Agreement whereby Hampton acquired the right to purchase the option assets, including the general partnership interest of the Partnership subject to the approval of the Limited Partners. On December 30, 1994, Hampton entered into an Assignment and Assumption of Option Agreement with JKD, whereby, among other things, JKD obtained the right to acquire Hampton's rights to proxy into the Partnership subject to the approval of the Limited Partners. As a result of a 1996 transaction among OS, OSGPC, SCM and SII, JKD's option was assigned to OSGPC.

On December 15, 1996, OS and OSGPC purchased the partnership interests from SCM and SII.

As of December 30, 1994, Hampton UREF entered into an Assignment and Assumption of Portfolio Services Agreement with JKD pursuant to which JKD oversees the management of the Partnership. During 1997, JKD was merged into MRA and MRA assumed responsibility for overseeing the management of the Partnership.

ITEM 2. PROPERTY

Description of Real Estate:

The following table sets forth the investment portfolio of the Partnership at December 31, 1999. It is the opinion of management that the property has adequate insurance coverage. The mortgage note payable at December 31, 1999 for Superstition Park Apartments is $16,000,000. Full detail of the mortgage is described in Item 8 - "Note 5 - Mortgage Notes Payable."

                                                             Gross
                                                          Book Value            Occupancy                Date
Property                       Description                of Property             Rate                 Acquired
--------                       -----------                -----------           ---------             ----------
Superstition Park
  Apartments                   Apartments
  Tempe, Arizona               376 units                  $20,253,562              93%                 July 1999
                                                          ===========


Sale of Washington Towne Apartments

The mortgage payable for WTA had an unpaid principal amount of $1,677,715 at December 31, 1998.

In September 1995, the Partnership obtained a mortgage loan payable in the amount of $1,750,000 from a new lender. In order to preserve the Partnership's ownership interest in the Washington Towne Apartments and in order to satisfy the new lender's structural requirements with respect to the refinancing of the mortgage note payable, the Partnership contributed the property on September 13, 1995 to an affiliated entity, WTA. The Partnership is the owner of all the capital stock of Washington Towne, Inc. The Partnership is the 99% member and Washington Towne, Inc. is the 1% managing member of WTA. Therefore, the Partnership effectively retained a 100% interest in the property. In connection with the contribution of the property to WTA, the lender provided sufficient funds to satisfy the matured loan obligation and to provide for certain property improvements. Property improvements were completed prior to the end of the first quarter 1996 and significantly enhanced the value of the property (see Item 8 - "Note 5 - Mortgage Notes Payable"). The Partnership sold Washington Towne Apartments on April 1, 1999 for $4,100,000. Net cash received totaled $1,914,994 and was placed into escrow until a like-kind apartment complex could be acquired on a tax-free basis. The Partnership recognized a gain on the sale of Washington Towne Apartments of $2,212,935. A portion of the transaction was accounted for as a non-cash transaction in the accompanying consolidated statements of cash flow.

Superstition Park Apartments

On June 25, 1999, MSPI was formed, as a wholly owned limited liability company, by WTA, which is effectively wholly owned by the Partnership. WTA used the escrowed proceeds from the sale of Washington Towne Apartments for a like kind exchange.

On July 1, 1999, WTA purchased Superstition Park Apartments for $20,400,000 with the escrowed proceeds and mortgage notes in the amount of $18,630,000. These mortgage notes were to mature on June 30, 2004 and bore interest at LIBOR plus 3.25%.

On July 13, 1999, in order to consummate a refinancing with a new lender, the Partnership entered into an agreement with MEI to continue MMFI 99-IV pursuant to the Limited Partnership Act. The Partnership contributed to MMFI 99-IV its 99% member interest in WTA. The ownership of MMFI 99-IV is allocated (1) 99% limited partner to the Partnership, and (2) 1% general partner to MEI. MEI is owned by affiliates of the General Partner of the Partnership.

On July 20, 1999, the Partnership assigned 99% of the 100 shares of capital stock it owned in WT to MSP in order to satisfy the new lender's structural requirements with respect to the refinancing of Superstition Park Apartments. The Partnership retained 1 share of capital stock in WT. In return for the assignment of 99 shares of stock to MSP, the Partnership receives all of the economic benefit that is normally allocated to MSP. MSP is owned by affiliates of the General Partner of the Partnership. After the stock transfer, WT assigned 0.99% of its 1% member interest in WTA to MMFI 99-IV. Therefore, WT is the 0.01% managing member of WTA and MMFI 99-IV is 99.99% member of WTA.

On December 15, 1999, the mortgage notes were refinanced with the new lender, in the principal amount of $16,000,000, bearing interest at 7.765%, secured by Superstition Park Apartments, payable in monthly installments of principal and interest of $114,792 and maturing January 2010. In addition to this new note, the MMFI 99-IV entered into an agreement to sell 10% non-recourse general obligation promissory notes, maturing December 31, 2004 with interest payable quarterly, in the amount of $4,050,000. As of December 31, 1999, $3,875,000 had been received. The remaining $175,000 was received in January 2000. These 10% non-recourse general obligation promissory notes are secured by a security interest in the Partnership's 0.1% Class B voting limited partnership interest in MMFI 99-IV. The collateral does not include the Partnership's 98.9% Class A non-voting limited partnership interest in MMFI 99-IV.

MEI and MSP are effectively minority interest partners in the Partnership since these entities are not wholly owned by the Partnership. As a result of various provisions of the Partnership's limited partnership agreement not permitting minority interest partners, no income (loss) or cash distributions will be allocated to MSP or MEI.

Sale of Glasshouse Square

On May 8, 1998, the Partnership sold Glasshouse Square Shopping Center to an unaffiliated third party for a gross sales price of $10,600,000. The property was acquired by the purchaser with a cash down payment and assumption of the first mortgage lien on the property. In conjunction with the sale, the Partnership provided short-term financing, which was paid off by the purchaser in 1998. The Partnership was able to obtain a $150,000 principal discount on the second mortgage from the second mortgage lender, as well as forgiveness of $270,418 of accrued and unpaid interest. This gain on debt forgiveness is reflected as an extraordinary item in the Partnership's consolidated statements of operations for the year ended December 31, 1998.

Operating Data:

OCCUPANCY RATES FOR THE YEARS 1995-1999

-----------------------------------------------------------------------------------------------------------------
                               1995              1996             1997              1998              1999
------------------------- ---------------- ----------------- ---------------- ----------------- -----------------
Superstition Park               N/A              N/A               N/A              N/A               93%
------------------------- ---------------- ----------------- ---------------- ----------------- -----------------

ITEM 3. LEGAL PROCEEDINGS

The Partnership filed a lawsuit styled University Real Estate Partnership V vs. Silo California, Inc. No. 692441 (Superior Court of the State of California) to recover possession of leased premises and damages related to breach of a lease at Glasshouse Square Shopping Center. The Partnership obtained an unlawful detainer judgment against the defendant on October 25, 1995, in the amount of $41,757.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND RELATED SECURITY HOLDER MATTERS

(A) There is no established public trading market for Limited Partnership Units, nor is one expected to develop.

(B)           Title of Class                                  Number of Record Unit Holders
              --------------                                  -----------------------------
         Limited Partnership Units                            1,411 as of March 31, 2000

              Income Units                                    588 as of March 31, 2000
              Growth/Shelter Units                            823 as of March 31, 2000

(C) The Partnership resumed making distributions in 1998 as a result of payments on the San Pedro Note Receivable and the sale of Glasshouse Square Shopping Center. Cash distributions from capital transactions totaled $1,074,693 and all were paid entirely to the Income Unit Holders. No distributions were made in the year ended December 31, 1999. Cumulative distributions through December 31, 1999, were $16,887,229, $1,786,307, and $590,957 to the Income, Growth/Shelter,
         and General Partners, respectively. No distributions were made during 1999.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's consolidated financial statements and notes thereto appearing in Item 8.


                                                             Year Ended December 31,
                                    ------------------------------------------------------------------------
                                        1999           1998           1997           1996           1995
                                    ------------    -----------    -----------    -----------    -----------
Consolidated Statements
Of Operations
-------------

Rental income.....................  $  1,651,793    $ 1,551,668    $ 2,390,773    $ 2,087,301    $ 2,329,859
Interest income ..................        34,592         45,915         32,335         32,797        150,809
Other income .....................       135,306        160,427         84,723         28,057         44,345
Expenses .........................    (3,266,482)    (2,069,394)    (2,886,252)    (3,063,489)    (3,477,628)
Provision for loss on
  note receivable ................            --             --             --             --       (100,000)
Loss on sale of repossessed
  real estate ....................            --             --             --             --       (121,518)
Gain on sale of real estate ......     2,212,935        198,610             --             --             --
Income (loss) before
  extraordinary items ............       768,144       (112,774)      (378,421)      (915,334)    (1,174,133)
  Extraordinary items ............            --        420,418             --             --         75,000
                                    ------------    -----------    -----------    -----------    -----------
Net income (loss).................  $    768,144    $   307,644    $  (378,421)   $  (915,334)   $(1,099,133)
                                    ============    ===========    ===========    ===========    ===========

Net income (loss) per Limited
  Partnership Unit:
  Income (Loss) before
  extraordinary items.............  $      22.20    $     (3.26)   $    (10.92)   $    (26.42)   $    (33.84)
  Extraordinary items ............            --          12.15             --             --           2.16
                                    ------------    -----------    -----------    -----------    -----------
  Net income (loss)...............  $      22.20    $      8.89    $    (10.92)   $    (26.42)   $    (31.68)
                                    ============    ===========    ===========    ===========    ===========

Distributions per Limited
 Partnership Unit:

  Income Partners.................  $         --    $     60.64    $        --    $        --    $        --
  Growth/Shelter
    Partners......................  $         --    $        --    $        --    $        --    $        --



                                                              As of December 31,
                               ---------------------------------------------------------------------------
                                   1999           1998            1997            1996            1995
                               ------------    -----------    ------------    ------------    ------------
Consolidated Balance
Sheets
------
Real estate, net............   $ 19,889,398    $ 1,712,837    $ 10,951,261    $ 11,398,265    $ 11,673,695
Notes receivable, net.......             --             --         250,000         250,000         250,000
Total assets................     21,397,653      2,135,979      12,248,950      12,670,367      13,416,272
Mortgage and promis-
   sory notes payable.......     19,875,000      1,677,715      10,680,255      10,789,414      10,674,931
Partners' equity (deficit)..        508,635       (259,509)        507,540         885,961       1,801,295

Net income (loss) per Limited Partnership Unit is computed by dividing net loss allocated to the Limited Partners by the weighted average number of Limited Partnership Units outstanding during the year. Per unit information has been computed based on 34,253 Limited Partnership Units outstanding in 1999, 34,275 Limited Partnership Units outstanding in 1998, 34,301 Units outstanding in 1997 and 1996, and 34,353 in 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The Partnership was formed in 1977 to acquire, operate and ultimately dispose of a diversified portfolio of income-producing real property. Five of the Partnership's properties were sold and a sixth was deeded to the lender in cancellation of indebtedness in 1985. A seventh property was sold in 1986, another in 1987, Glasshouse Square in 1998, and Washington Towne Apartments in 1999. The Partnership received partial consideration from the sale of certain properties in the form of notes receivable, all of which have been collected in full as of December 31, 1998.

RESULTS OF OPERATIONS

Revenues:

Rental income was $1,651,793 in 1999 as compared to $1,551,668 and $2,390,773 in 1998 and 1997, respectively. The increase of $100,125 in 1999 as compared to 1998 is due primarily to the sale of Washington Towne Apartments and the acquisition of Superstition Park Apartments with the use of the proceeds from the sale. In 1998 the decrease of $839,105 as compared to 1997 was primarily due to the sale of Glasshouse Square Shopping Center.

Of the total revenues recorded by the Partnership, the amount attributable to rental income from Glasshouse Square Shopping Center was 32% in 1998, 57% in 1997.

Interest income decreased in 1999 by $11,323 primarily due to no interest being received from note receivables as in the years past. Interest income increased in 1998 by $13,580 as compared to the 1997 amount of $32,335 mostly due to additional interest received for a note receivable from the Glasshouse Square Shopping Center sale. On November 28, 1998 the Glasshouse Square purchaser paid the related note receivable in full. Interest earned on the Bank of San Pedro note receivable was approximately 7.0% in 1998 and 1.3% in 1997 of the total rental and interest income of the Partnership. The San Pedro note receivable was paid in full on July 20, 1998.

Other income decreased by $25,121 from 1998 to 1999 and consists of late charges, returned check charges, cable television and storage charges. The increase from 1997 to 1998 of $75,704 was attributable to an adjustment in allowance for doubtful debts.

Expenses:

Interest expense was $1,524,937 in 1999 as compared to $542,586 and $1,052,586 in 1998 and 1997, respectively. The increase was due to the acquisition and refinancing of Superstition Park Apartments which included an additional interest payment in the amount of $325,000. The decrease in 1998 as compared to 1997 was due to the sale of Glasshouse Square Shopping Center and the retirement of its mortgage notes payable.

Depreciation and amortization expense was $574,277 in 1999 as compared to $317,679 and $588,124 in 1998 and 1997, respectively. The increase in 1999 of $256,598 was due to the acquisition of Superstition Park at a cost of $20,253,562 compared to the 1998 asset, Washington Towne, which cost $2,588,078. The decrease of $270,445 from 1997 to 1998 was due to the sale of Glasshouse Square. Property taxes were $127,755 in 1999 as compared to $118,876 and $124,201 in 1998 and 1997, respectively. The increase in 1999 of $8,879 was due to the acquisition of Superstition Park Apartments. The reduction in 1998 as compared to 1997 is due to the sale and elimination of expenses for the Glasshouse Square Shopping Center.

Other property operating expenses, the provisions for doubtful accounts, and property management fees were $686,132 in 1999 as compared to $772,526 and $837,900 in 1998 and 1997, respectively. The decrease in 1999 of $86,394 is primarily due to the Partnership not owning a property for a period of three months (second quarter) during the year. The $65,374 decrease in 1998 as compared to 1997 was due to the sale of the Glasshouse Square Shopping Center in the middle of the fiscal year.

General and administrative expenses were $215,881 in 1999 as compared to $197,727 and $85,848 in 1998 and 1997, respectively. The increase in 1999 as compared to 1998 is primarily due to an increase in partnership legal expenses related to the sale and purchase transactions. General and administrative expenses - affiliates was $137,500 in 1999 as compared to $120,000 and $197,593 in 1998 and 1997, respectively.

In 1995, the Partnership incurred an additional loss of $350,000 related to the sale of the Las Oficinas note receivable on April 7, 1995 of $750,000.

On July 20, 1995, the Partnership incurred a loss of $46,518 on the sale of the Bank of San Pedro Office Building. This amount consists of a loss of $121,518 on the sale and an extraordinary gain on debt forgiveness of $75,000 on the promissory note payable to Southmark.

At year end 1995, the Partnership recorded a $100,000 provision for loss to reduce the carrying value of the Bank of San Pedro office building note receivable to $250,000 after the purchaser defaulted on the note during the first quarter of 1996. Even though the default has been cured, the provision for loss was recorded in the event of any future complications with the purchaser.

On July 20, 1998, the San Pedro note receivable in the amount of $350,000 was paid in full.

In 1998, the Partnership recorded extraordinary income as a result of debt reductions by the Glasshouse lender that consisted of debt forgiveness of $420,418. On May 8, 1998, the Partnership recorded a gain on the sale of Glasshouse Square Shopping Center of $198,610.

On April 1, 1999, the Partnership recorded a gain on the sale of Washington Towne Apartments of $2,212,935. A portion of the transaction was accounted for as a non-cash transaction in the accompanying condensed consolidated statements of cash flow.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999 the Partnership held cash and cash equivalents of $317,630 of which $50,024 were tenant security deposits. Cash and cash equivalents at the end of 1999 increased by approximately $124,662 as compared to the balance held at December 31, 1998. Cash flow used in operations in 1999 was $521,340. Positive cash flow from investing activities in 1999 was $14,847. Positive cash flow from financing activities in 1999 was $631,155.

The mortgage payable on the Washington Towne Apartments matured in June 1995. In September 1995, the Partnership obtained a mortgage loan payable in the amount of $1,750,000 from a new lender. In order to preserve the Partnership's ownership interest in the Washington Towne Apartments and in order to satisfy the new lender's structural requirements with respect to the refinancing of the mortgage note payable, the Partnership contributed the property on September 13, 1995 to an affiliated entity, WTA. The Partnership is the owner of all the capital stock of Washington Towne, Inc. The Partnership is the 99% member and Washington Towne, Inc. is the 1% managing member of WTA. Therefore, the Partnership effectively retained a 100% interest in the property. In connection with the contribution of the property to WTA, the lender provided sufficient funds to satisfy the matured loan obligation and to provide for certain property improvements. Property improvements were completed prior to the end of the first quarter 1996 and have significantly enhanced the value of the property. The property was sold on April 1, 1999 for $4,100,000.

On June 25, 1999, MSPI was formed, as a wholly owned limited liability company, by WTA, which is effectively wholly owned by the Partnership. WTA used the escrowed proceeds from the sale of Washington Towne Apartments for a like kind exchange.

On July 1, 1999, WTA purchased Superstition Park Apartments for $20,400,000 with the escrowed proceeds and mortgage notes in the amount of $18,630,000. These mortgage notes were to mature on June 30, 2004 and bore interest at LIBOR plus 3.25%.

On July 13, 1999, in order to consummate a refinancing with a new lender, the Partnership entered into an agreement with MEI to continue MMFI 99-IV, pursuant to the Limited Partnership Act. The Partnership contributed to MMFI 99-IV its 99% member interest in WTA. The ownership of MMFI 99-IV is allocated (1) 99% limited partner to the Partnership, and (2) 1% general partner to MEI. MEI is owned by affiliates of the General Partner of the Partnership.

On July 20, 1999, the Partnership assigned 99% of the 100 shares of capital stock it owned in WT to MSP in order to satisfy the new lender's structural requirements with respect to the refinancing of Superstition Park Apartments. The Partnership retained 1 share of capital stock in WT. In return for the assignment of 99 shares of stock to MSP, the Partnership receives all of the economic benefit that is normally allocated to MSP. MSP is owned by affiliates of the General Partner of the Partnership. After the stock transfer, WT assigned 0.99% of its 1% member interest in WTA to MMFI 99-IV. Therefore, WT is the 0.01% managing member of WTA and MMFI 99-IV is 99.99% member of WTA.

On December 15, 1999, the mortgage notes were refinanced with the new lender, in the principal amount of $16,000,000, bearing interest at 7.765%, secured by Superstition Park Apartments, payable in monthly installments of principal and interest of $114,792 and maturing January 2010. In addition to this new note, the MMFI 99-IV entered into an agreement to sell 10% non-recourse general obligation promissory notes, maturing December 31, 2004 with interest payable quarterly, in the amount of $4,050,000. As of December 31, 1999, $3,875,000 had been received. The remaining $175,000 was received in January 2000. These 10% non-recourse general obligation promissory notes are secured by a security interest in the Partnership's 0.1% Class B voting limited partnership interest in MMFI 99-IV. The collateral does not include the Partnership's 98.9% Class A non-voting limited partnership interest in MMFI 99-IV.

MEI and MSP are effectively minority interest partners in the Partnership since these entities are not wholly owned by the Partnership. As a result of various provisions of the Partnership's limited partnership agreement not permitting minority interest partners, no income (loss) or cash distributions will be allocated to MSP or MEI.

With its present cash reserves, the General Partner expects that the Partnership will have sufficient cash to meet its commitments. However, should present cash resources be insufficient for current needs, the Partnership has no non-restrictive existing lines of credit and, thus, would require other sources of working capital, such as support from affiliates or sale of Partnership property. Neither the General Partner and its affiliates nor MRA and its affiliates or assigns have any obligation to provide financial support to the Partnership and there is no assurance that the sale of any property can be timed to coincide with the Partnership's needs.

Forward-Looking Information

Certain statements in this section and elsewhere in this report are forward-looking in nature and relate to trends and events that may affect the Partnership's future financial position and operating results. The words "expect," "anticipate," "intend," "project" and similar words or expressions are intended to identify forward-looking statements. These statements speak only as of the date of this annual report. The statements are based on current expectations, are inherently uncertain, are subject to risks, and should be viewed with caution. Actual results and experience may differ materially from the forward-looking statements as a result of many factors, including: changes in economic conditions in the various markets served by the Partnership's operations, increased competitive activity, and other unanticipated events and conditions. It is not possible to foresee or identify all such factors. The Partnership makes no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statements.

ITEM 8.       CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                                        Page
                                                                                                       Number
                                                                                                       ------
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

     Independent Auditors' Report, December 31, 1999, 1998, and 1997.............................        F1

     Consolidated Balance Sheets at December 31, 1999 and 1998...................................        F2

     Consolidated Statements of Operations for the Three Years Ended
         December 31, 1999.......................................................................        F3

     Consolidated Statement of Partners' Equity (Deficit) for the Three
         Years Ended December 31, 1999...........................................................        F4

     Consolidated Statements of Cash Flows for the Three Years Ended
         December 31, 1999.......................................................................        F5

     Notes to Consolidated Financial Statements..................................................        F7

Consolidated Financial Statement Schedules:

     For the Three Years Ended December 31, 1999:

         Schedule II - Valuation and Qualifying Accounts.........................................        F16

         Schedule III - Real Estate Investments and Accumulated
           Depreciation and Amortization.........................................................        F17

         Schedule IV - Mortgage Loans on Real Estate.............................................        F19

                          INDEPENDENT AUDITORS' REPORT



To the Partners of
University Real Estate Partnership V:

We have audited the accompanying consolidated balance sheets of University Real Estate Partnership V (the "Partnership") as of December 31, 1999 and 1998, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for the years ended December 31, 1999, 1998, and 1997. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of University Real Estate Partnership V as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.

In connection with our audits of the consolidated financial statements referred to above, we have audited the accompanying financial schedules listed under item 14(a)(2). In our opinion, these financial schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information stated therein.




                                              WALLACE SANDERS & COMPANY


Dallas, Texas
April 10, 2000



                                       F1

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

                           CONSOLIDATED BALANCE SHEETS


                                                                                               December 31,
                                                                                       ----------------------------
ASSETS                                                                                     1999            1998
------                                                                                 ------------    ------------
Real estate investments
    Land                                                                               $  2,045,356    $    524,145
    Buildings and improvements                                                           18,208,206       2,063,933
                                                                                       ------------    ------------
                                                                                         20,253,562       2,588,078

    Less:  Accumulated depreciation and
           amortization                                                                    (364,164)       (875,241)
                                                                                       ------------    ------------
                                                                                         19,889,398       1,712,837
                                                                                       ------------    ------------


Cash and cash equivalents (including $50,024 and $21,939
  for security deposits at December 31, 1999 and 1998,
  respectively)                                                                             317,630         192,968
Accounts receivable                                                                          34,196          16,660
Deferred borrowing costs, net of accumulated amortization
  of $49,992 at December 31, 1998                                                           607,287         101,695
Escrows                                                                                     336,906         110,519
Prepaid expenses and other assets                                                           212,236           1,300
                                                                                       ------------    ------------
                                                                                       $ 21,397,653    $  2,135,979
                                                                                       ============    ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Mortgage notes payable                                                                 $ 19,875,000    $  1,677,715
Accrued mortgage interest                                                                    55,787          12,403
Accrued property taxes                                                                       89,152           3,174
Accounts payable and accrued expenses                                                       260,170         130,014
Subordinated real estate commissions                                                        549,218         549,218
Prepaid rent                                                                                  9,667              --
Security deposits                                                                            50,024          22,964
                                                                                       ------------    ------------
                                                                                         20,889,018       2,395,488
                                                                                       ------------    ------------

Partners' equity (deficit):
     Limited Partners - 50,000 Units authorized; 34,253 and 34,275 Units issued and outstanding at December 31, 1999 and 1998, respectively, (17,723
       Income Units at December 31, 1999 and 1998 and 16,530 and 16,552
       Growth/Shelter Units at December 31, 1999 and 1998)                                1,044,106         283,643
     General Partner                                                                       (535,471)       (543,152)
                                                                                       ------------    ------------
                                                                                            508,635        (259,509)
                                                                                       ------------    ------------
                                                                                       $ 21,397,653    $  2,135,979
                                                                                       ============    ============

See accompanying notes to consolidated financial statements.

                                       F2

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                            For the Years Ended December 31,
                                                       -----------------------------------------
                                                          1999           1998           1997
                                                       -----------    -----------    -----------
Revenues:
    Rental income                                      $ 1,651,793    $ 1,551,668    $ 2,390,773
    Interest                                                34,592         45,915         32,335
    Other income                                           135,306        160,427         84,723
                                                       -----------    -----------    -----------

       Total revenues                                    1,821,691      1,758,010      2,507,831
                                                       -----------    -----------    -----------

Expenses:
    Interest                                             1,524,937        542,586      1,052,586
    Depreciation and amortization                          574,277        317,679        588,124
    Property taxes                                         127,755        118,876        124,201
    Other property operations                              593,663        651,289        688,520
    Provision for doubtful accounts                         17,400         43,163         38,741
    Property management fees - affiliates                   75,069         78,074        110,639
    General and administrative                             215,881        197,727         85,848
    General and administrative - affiliates                137,500        120,000        197,593
                                                       -----------    -----------    -----------

       Total expenses                                    3,266,482      2,069,394      2,886,252
                                                       -----------    -----------    -----------

Net operating loss                                      (1,444,791)      (311,384)      (378,421)
                                                       -----------    -----------    -----------

Gain on sale of real estate                              2,212,935        198,610             --
                                                       -----------    -----------    -----------

Income (loss) before extraordinary item                    768,144       (112,774)      (378,421)

Extraordinary item - gain on debt forgiveness                   --        420,418             --
                                                       -----------    -----------    -----------

Net income (loss)                                      $   768,144    $   307,644    $  (378,421)
                                                       ===========    ===========    ===========

Net income (loss) allocable to General Partner         $     7,681    $     3,076    $    (3,784)
Net income (loss) allocable to Limited Partners        $   760,463    $   304,568    $  (374,637)
                                                       -----------    -----------    -----------

Net income (loss)                                      $   768,144    $   307,644    $  (378,421)
                                                       ===========    ===========    ===========

Net income (loss) per Limited Partnership Unit:
    Income (loss) before extraordinary item            $     22.20    $     (3.26)   $    (10.92)
    Extraordinary item                                          --          12.15             --
                                                       -----------    -----------    -----------
    Net income (loss)                                  $     22.20    $      8.89    $    (10.92)
                                                       ===========    ===========    ===========


See accompanying notes to consolidated financial statements.


                                       F3

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

              CONSOLIDATED STATEMENT OF PARTNERS' EQUITY (DEFICIT)



                                                                     Total
                                                                   Partners'
                                      General       Limited         Equity
                                      Partner       Partners       (Deficit)
                                    -----------    -----------    -----------
Balance at December 31, 1996        $  (542,444)   $ 1,428,405    $   885,961

Net loss                                 (3,784)      (374,637)      (378,421)
                                    -----------    -----------    -----------

Balance at December 31, 1997           (546,228)     1,053,768        507,540

Net income                                3,076        304,568        307,644

Distributions                                --     (1,074,693)    (1,074,693)
                                    -----------    -----------    -----------

Balance at December 31, 1998           (543,152)       283,643       (259,509)

Net income                                7,681        760,463        768,144
                                    -----------    -----------    -----------

Balance at December 31, 1999        $  (535,471)   $ 1,044,106    $   508,635
                                    ===========    ===========    ===========


See accompanying notes to consolidated financial statements.


                                       F4

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                  For the Years Ended December 31,
                                                            --------------------------------------------
                                                                1999            1998            1997
                                                            ------------    ------------    ------------
Cash flows from operating activities:
    Cash received from tenants                              $  1,735,727    $  1,589,643    $  2,374,358
    Cash paid to suppliers                                      (966,772)       (945,805)     (1,295,125)
    Interest received                                             34,592          45,914          29,710
    Interest paid                                             (1,207,077)       (492,360)       (943,111)
    Property taxes paid                                         (117,810)        (54,403)        (42,006)
    Property tax refund                                               --              --          44,910
    Proceeds from note receivable                                     --         350,000              --
                                                            ------------    ------------    ------------

Net cash (used in) provided by  operating activities            (521,340)        492,989         168,736
                                                            ------------    ------------    ------------

Cash flows from investing activities:
    Investment in real estate                                 (1,900,147)        (84,641)        (98,858)
    Proceeds on sale of real estate                            1,914,994         240,513              --
    Proceeds from purchasers note receivable                          --         538,258              --
                                                            ------------    ------------    ------------

Net cash provided by (used in) investing activities               14,847         694,130         (98,858)
                                                            ------------    ------------    ------------

Cash flows from financing activities:
    Principal payments on mortgage
      notes payable                                          (18,636,558)        (56,054)       (109,160)
    Advances on mortgage notes payable                        19,875,000              --              --
    Deferred borrowing costs                                    (607,287)             --              --
    Distributions                                                     --      (1,074,693)             --
                                                            ------------    ------------    ------------

Net cash provided by (used in) financing activities              631,155      (1,130,747)       (109,160)
                                                            ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                               124,662          56,372         (39,282)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                              192,968         136,596         175,878
                                                            ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                               $    317,630    $    192,968    $    136,596
                                                            ============    ============    ============


See accompanying notes to consolidated financial statements.


                                       F5

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Reconciliation of Net Income (Loss) to Net Cash
                   Provided by (Used in) Operating Activities



                                                                      For the Years Ended December 31,
                                                                 -----------------------------------------
                                                                     1999           1998           1997
                                                                 -----------    -----------    -----------
Net income (loss)                                                $   768,144    $   307,644    $  (378,421)
                                                                 -----------    -----------    -----------

Adjustments to reconcile net income (loss) to net cash
 (used in) provided by operating activities:
    Depreciation and amortization                                    574,277        317,679        588,124
    Gain on sale of real estate                                   (2,212,935)      (198,610)            --
    Extraordinary gain on debt forgiveness                                --       (420,418)            --
    Amortization of deferred borrowing costs                              --         21,883         28,152
    Non-cash expenses on sale of Glasshouse Square                        --        157,678             --
    Non-cash expenses on sale of Washington Towne                     (4,475)            --             --
    Non-cash expenses on acquisition of Superstition Park            113,312             --             --
    Changes in assets and liabilities:
       Accounts receivable                                           (17,536)       (15,392)       (19,738)
       Prepaid expenses and other assets                              42,735          6,323        (91,219)
       Escrows                                                      (226,387)       (54,826)       (24,324)
       Notes receivable                                                   --        250,000             --
       Accounts payable and accrued expenses                         130,156         24,232        (96,982)
       Prepaid rent                                                    9,289             --             --
       Accrued mortgage interest                                     317,860         28,343         81,322
       Accrued property taxes                                          9,945         64,473         82,195
       Security deposits                                             (25,725)         3,980           (373)
                                                                 -----------    -----------    -----------

          Total adjustments                                       (1,289,484)       185,345        547,157
                                                                 -----------    -----------    -----------

Net cash (used in) provided by operating activities              $  (521,340)   $   492,989    $   168,736
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


                                       F6

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization

         University Real Estate Partnership V (the "Partnership") was organized in 1977, as a limited partnership under the provisions of the California Uniform Limited Partnership Act as then in effect. The general partner of the Partnership is University Advisory Company ("UAC" or the "General Partner"), a California general partnership. Southmark Commercial Management, Inc. ("SCM"), and Southmark Investors, Inc. ("SII"), both wholly-owned subsidiaries of Southmark Corporation ("Southmark"), were the two general partners of UAC through December 15, 1996. On December 15, 1996, OS General Partner Company ("OSGPC"), a Texas corporation, and OS Holdings, Inc. ("OS"), a Texas corporation, acquired the interests held in UAC by SCM and SII.

         The Partnership was formed to acquire, operate and ultimately dispose of a diversified portfolio of income-producing property.

         Principles of Consolidation

         On September 13, 1995, the Partnership contributed the Washington Towne Apartments to an affiliated entity, Washington Towne Apartments, LLC ("WTA"), a Georgia limited liability company. The Partnership is the 99% member and Washington Towne, Inc. is the 1% managing member of WTA. The Partnership is the owner of all the capital stock of Washington Towne, Inc. Therefore, the Partnership effectively retained a 100% interest in the Washington Towne Apartments. On April 1, 1999, the Partnership sold Washington Towne Apartments to a third party for $4,100,000.

         On June 25, 1999, Meridian Superstition Park Investors, LLC ("MSPI"), an Arizona limited liability company, was formed, as a wholly owned limited liability company, by Washington Towne Apartments, LLC ("WTA"), a Georgia limited liability corporation, which is effectively wholly owned by the Partnership. WTA used the escrowed proceeds from the sale of Washington Towne Apartments for a like kind exchange.

         On July 1, 1999, WTA purchased Superstition Park Apartments for $20,400,000 with the escrowed proceeds and mortgage notes in the amount of $18,630,000. These mortgage notes were to mature on June 30, 2004 and bore interest at LIBOR plus 3.25%.

         On July 13, 1999, in order to consummate a refinancing with a new lender, the Partnership entered into an agreement with Meridian Equity Investors, LP ("MEI"), a Texas limited partnership, to continue Meridian Multi-Family Investors 99-IV ("MMFI 99-IV"), a Texas limited partnership, pursuant to the Limited Partnership Act. The Partnership contributed to MMFI 99-IV its 99% member interest in WTA. The ownership of MMFI 99-IV is allocated (1) 99% limited partner to the Partnership, and (2) 1% general partner to MEI. MEI is owned by affiliates of the General Partner of the Partnership.

         On July 20, 1999, the Partnership assigned 99% of the 100 shares of capital stock it owned in Washington Towne, Inc. ("WT") to MSP Genpar, Inc. ("MSP"), a Texas corporation, in order to satisfy the new lender's structural requirements with respect to the refinancing of Superstition Park Apartments. The Partnership retained 1 share of capital stock in WT. In return for the assignment of 99 shares of stock to MSP, the Partnership receives all of the economic benefit that is normally allocated to MSP. MSP is owned by affiliates of the General Partner of the Partnership. After the stock transfer, WT assigned 0.99% of its 1% member interest in WTA to MMFI 99-IV. Therefore, WT is the 0.01% managing member of WTA and MMFI 99-IV is 99.99% member of WTA.

         On December 15, 1999, the mortgage notes were refinanced with the new lender, in the principal amount of $16,000,000, bearing interest at 7.765%, secured by Superstition Park Apartments, payable in monthly installments of principal and interest of $114,792 and maturing January 2010. In addition to this new note, the MMFI 99-IV


                                       F7

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

         NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Principles of Consolidation (continued)

         entered into an agreement to sell 10% non-recourse general obligation promissory notes, maturing December 31, 2004 with interest payable quarterly, in the amount of $4,050,000. As of December 31, 1999, $3,875,000 had been received. The remaining $175,000 was received in January 2000. These 10% non-recourse general obligation promissory notes are secured by a security interest in the Partnership's 0.1% Class B voting limited partnership interest in MMFI 99-IV. The collateral does not include the Partnership's 98.9% Class A non-voting limited partnership interest in MMFI 99-IV.

         MEI and MSP are effectively minority interest partners in the Partnership since these entities are not wholly owned by the Partnership. As a result of various provisions of the Partnership's limited partnership agreement not permitting minority interest partners, no income (loss) or cash distributions will be allocated to MSP or MEI.

         The consolidated financial statements include the accounts of the Partnership, MSPI, MMFI 99-IV, WTA, and Washington Towne, Inc. All significant inter-entity transactions have been eliminated.

         Real Estate Investments

         Real estate investments and improvements are generally stated at cost. Improvements are capitalized and repairs and maintenance are charged to operations as incurred.

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

         Deferred Borrowing Costs

         Loan fees for long-term financing of real property are capitalized and amortized over the terms of the related mortgage note payable using the straight-line method. Amortization of deferred borrowing costs is included in interest expense in the Consolidated Statements of Operations.

         Rental Income

         The Partnership leases its residential property under short-term operating leases. Lease terms generally are less than one year in duration. Rental income is recognized as earned. The Partnership leased its commercial property under non-cancelable operating leases that expired over the succeeding 10-year period. Some leases provided concessions and periods of escalating or free rent. Rental income was recognized on a straight-line basis over the life of the lease. The excess of the rental income recognized over the contractual rental payments due was recorded as accrued rent receivable and is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.


                                       F8

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

         NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Income Taxes

         The Partnership is not a tax paying entity and, accordingly, no provision has been recorded for Federal or state income tax purposes. The partners are individually responsible for reporting their share of the Partnership's taxable income or loss on their income tax returns. In the event of an examination of the Partnership's tax return by the Internal Revenue Service, the tax liability of the partners could be changed if an adjustment in the Partnership's income or loss is ultimately sustained by the taxing authorities.

         Certain transactions of the Partnership may be subject to accounting methods for income tax purposes that differ from the accounting methods used in preparing these consolidated financial statements in accordance with generally accepted accounting principles. Accordingly, the net income or loss of the Partnership and the resulting balances in the partners' capital (deficit) accounts reported for income tax purposes may differ from the balances reported for those same items in these consolidated financial statements.

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

         Net Income (Loss) Per Limited Partnership Unit

         Net loss per Limited Partnership Unit is computed by dividing net loss allocated to the Limited Partners by the weighted average number of Limited Partnership Units outstanding during the year. Per unit information has been computed based on 34,253 Limited Partnership Units outstanding in 1999 and 34,275 Limited Partnership Units outstanding in 1998 and 34,301 Limited Partnership Units outstanding in 1997.

         Distributions

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


                                       F9

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

         NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Concentrations of Credit Risk Arising form Cash Deposits in Excess of Insured Limits

         The Partnership maintains cash balances at several financial institutions. At December 31, 1999, the Partnership's uninsured cash balances at these financial institutions totaled $374,054.

         NOTE 2 - TRANSACTIONS WITH AFFILIATES

         Under the Partnership Agreement, the General Partner or an affiliate is entitled to a subordinated real estate commission upon the sale of partnership properties. Payment of the commission is subordinated to distributions to the Limited Partners of original invested capital plus a 9% per annum cumulative return. Subordinated real estate commissions payable totaled $549,218 at December 31, 1999 and 1998, respectively.

         Compensation and reimbursements paid to or accrued for the benefit of OSGPC and affiliates for the years ending December 31:

                                                        1999       1998       1997
                                                      --------   --------   --------
Asset management fee                                  $ 75,069   $ 78,074   $110,639
Charged to general and administrative expense:
Partnership and Financial administration,
  data processing, accounting and tax
  reporting, and investor relations                    137,500    120,000    197,593
                                                      --------   --------   --------
Total compensation and reimbursements                 $212,569   $198,074   $308,232
                                                      ========   ========   ========

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

         As of December 31, 1999, the Partnership has a payable to MEI of $59,600 included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. MEI owned 1% of MMFI 99-IV.

         NOTE 3 - REAL ESTATE INVESTMENTS

         The cost and accumulated depreciation of the Partnership's real estate investments held at December 31, 1999 and 1998, is set forth in the following tables:

                                                                 Buildings and     Accumulated
                  1999                             Land           Improvements     Depreciation       Total
                  ----                         -------------     --------------    ------------    ------------
         Superstition Park
           Apartments                          $   2,045,356     $   18,208,206    $   (364,164)   $ 19,889,398
                                               =============     ==============    ============    ============


                                                                 Buildings and     Accumulated
                  1998                             Land           Improvements     Depreciation       Total
                  ----                         -------------     --------------    ------------    ------------
         Washington Towne
           Apartments                          $     524,145    $  2,063,933      $    (875,241)   $   1,712,837
                                               =============    ============      ==============   =============


                                       F10

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

         NOTE 4 - NOTES RECEIVABLE

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

         NOTE 5 - MORTGAGE NOTES PAYABLE

         The following is a summary of mortgage notes payable.

                                                                                        December 31,
                                                                                ---------------------------
                                                                                    1999           1998
                                                                                ------------   ------------
         Mortgage payable bearing interest at 7.765%, secured by
         Superstition Park Apartments, payable in monthly installments
         of principal and interest of $114,792; maturing January 2010.          $ 16,000,000   $         --

         10% non-recourse general obligation promissory notes,
         maturing December 31, 2004 and interest payable quarterly.                3,875,000             --

         Mortgage payable bearing interest at 8.625%, secured by
         Washington Towne Apartments, payable in monthly
         installments of principal and interest of $14,239; maturing
         October 2005. Paid in full upon sale on April 1, 1999.                           --      1,677,715
                                                                                ------------   ------------
                                                                                $ 19,875,000   $  1,677,715
                                                                                ============   ============

         On June 30, 1999, MSPI, signed mortgage notes in the amounts of $13,630,000 and $5,000,000 maturing on June 30, 2004 and bearing interest at LIBOR plus 3.25%. On December 15, 1999, these mortgage notes were refinanced, with a new lender, in the principal amount of $16,000,000 bearing interest at 7.765%, secured by Superstition Park Apartments, payable in monthly installments of principal and interest of $114,792 and maturing January 2010. In addition, the Partnership entered into an agreement to sell 10% non-recourse general obligation promissory notes, maturing December 31, 2004 with interest payable quarterly, in the amount of $4,050,000. At December 31, 1999 $3,875,000 had been received. The remaining $175,000 was received in January 2000.


                                      F11

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

         NOTE 5 - MORTGAGE NOTES PAYABLE (CONTINUED)

         Scheduled principal maturities of the mortgage note under existing terms are as follows at December 31, 1999:

                     2000                               $    127,929
                     2001                                    150,310
                     2002                                    162,407
                     2003                                    175,476
                     2004                                  4,064,598
                     Thereafter                           15,194,280
                                                        ------------
                     Total                              $ 19,875,000
                                                        ============

         NOTE 6 - DEFERRED BORROWING COSTS

         The following is a summary of deferred borrowing costs:

                                                                                        December 31,
                                                                                ---------------------------
                                                                                    1999           1998
                                                                                ------------   ------------

         Deferred borrowing costs incurred on the mortgage payable of
         $16,000,000, secured by Superstition Park Apartments.                  $    201,547   $         --

         Deferred borrowing costs incurred on the 10% non-recourse
         general obligation  promissory notes.                                       405,740             --

         Deferred borrowing costs incurred on the mortgage payable of
         $1,677,715 secured by Washington Towne Apartments.                               --        151,687

         Accumulated Amortization                                                         --        (49,992)
                                                                                ------------   ------------

                                                                                $    607,287   $    101,695
                                                                                ============   ============

         NOTE 7 - DISTRIBUTIONS

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


                                      F12

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

         NOTE 7 - DISTRIBUTIONS (CONTINUED)

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

         (b) to the General Partner until the General Partner has received 12% of all distributions from other sources; then,

         (c)      12% to the General Partner and 88% to all the Limited
                  Partners.

         During 1999, no distributions were made by the Partnership. During 1998, distributions totaled $1,074,693. In 1997, no distributions were made by the Partnership.

         NOTE 8  - SALE OF GLASSHOUSE SQUARE SHOPPING CENTER

         On May 8, 1998 the Partnership sold the Glasshouse Square Shopping Center to a third party for $10,600,000. The transaction was recorded as follows:

                   Net cash received                                   $    240,513
                   Real estate investment                                (9,018,637)
                   Note receivable                                          538,258
                   Other assets, liabilities and expenses                  (358,009)
                   Mortgage notes                                         8,796,485
                                                                       ------------
                   Gain                                                $    198,610
                                                                       ============

         In addition, the Partnership was forgiven of indebtedness totaling $420,418.

         A portion of this transaction was accounted for as a non-cash transaction in the accompanying consolidated statements of cash flows.

         NOTE 9 - SALE OF WASHINGTON TOWNE APARTMENTS

         On April 1, 1999, the Partnership sold Washington Towne Apartments to a third party for $4,100,000. The transaction was recorded as follows:

                   Net cash received                               $  1,914,994
                   Real estate investment                            (1,667,797)
                   Accrued interest                                     275,369
                   Deferred borrowing costs                             (94,100)
                   Other assets, liabilities and expenses               113,312
                   Mortgage notes                                     1,671,157
                                                                   ------------
                   Gain                                            $  2,212,935
                                                                   ============

         A portion of this transaction was accounted for as a non-cash transaction in the accompanying consolidated statements of cash flows.


                                      F13

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

         NOTE 10 - PURCHASE OF SUPERSTITION PARK APARTMENTS

         On July 1, 1999, the Partnership purchased Superstition Park Apartments for $20,400,000. The transaction was recorded as follows:


                   Real estate investment                          $ 20,253,562
                   Accrued interest                                        (893)
                   Other assets, liabilities and expenses               277,478
                   Mortgage notes                                   (18,630,000)
                                                                   -------------
                   Net cash paid                                   $   1,900,147
                                                                   =============

         A portion of this transaction was accounted for as a non-cash transaction in the accompanying consolidated statements of cash flows.

         NOTE 11 - PRO FORMA INFORMATION

         Unaudited pro forma balance sheet information as of December 31, 1998 has been prepared to reflect the financial condition of the Partnership as if the sale of the Washington Towne Apartments had occurred on December 31, 1998.

                                                                        Pro Forma
                                                        Historical      Adjustments             Pro Forma
                                                       ------------    -------------           ------------
         Real estate investments, net                  $  1,712,837    $  (1,712,837)   (A)    $         --
         Cash and cash equivalents                          192,968        1,914,994    (B)       2,107,962
         Accounts receivable                                 16,660          (16,660)   (A)              --
         Deferred borrowing costs                           101,695         (101,695)   (A)              --
         Prepaid expenses and other assets                  111,819         (111,819)   (A)              --
                                                       ------------    --------------          ------------
                                                       $  2,135,979    $     (28,017)          $  2,107,962
                                                       ============    ==============          ============

         Mortgage notes payable                        $  1,677,715    $  (1,677,715)   (A)    $         --
         Accrued mortgage interest                           12,403          (12,403)   (A)              --
         Accrued property taxes                               3,174           (3,174)   (A)              --
         Accounts payable and accrued expenses              130,014         (130,014)   (A)              --
         Subordinated real estate commissions               549,218               --                549,218
         Security deposits                                   22,964          (22,964)   (A)              --
         Partners' equity (deficit)                        (259,509)       1,818,253    (A)       1,558,744
                                                       ------------    -------------           ------------
                                                       $  2,135,979    $     (28,017)          $  2,107,962
                                                       ============    ==============          ============

                                      F14

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

         NOTE 11 - PRO FORMA INFORMATION (CONTINUED)

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

                                                                        Pro Forma
                                                        Historical      Adjustments             Pro Forma
                                                       ------------    -------------           ------------
         Revenues:                                     $  1,551,668    $  (1,009,265)   (C)    $    542,403
           Rental income                                     45,915               --                 45,915
           Interest                                         160,427               --                160,427
                                                       ------------    -------------           ------------
           Other income
                                                          1,758,010       (1,009,265)               748,745
                                                       ------------    -------------           ------------

         Expenses:
           Interest                                         542,586         (145,885)   (C)         396,701
           Depreciation and amortization                    317,679         (177,935)   (C)         139,744
           Property taxes                                   118,876          (49,308)   (C)          69,568
           Operating expenses                               788,871         (708,794)   (C)          80,077
           General and administrative                       301,382               --                301,382
                                                       ------------    -------------           ------------

                                                          2,069,394       (1,081,922)               987,472
                                                       ------------    -------------           ------------

         Net operating loss                                (311,384)          72,657               (238,727)

         Gain on sale of real estate                        198,610        1,818,714    (C)       2,017,324
                                                       ------------    -------------           ------------

         Income (Loss) before extraordinary item           (112,774)       1,891,371              1,778,597

         Extraordinary item - gain on debt forgiveness      420,418               --                420,418
                                                       ------------    -------------           ------------

         Net income                                    $    307,644    $   1,891,371           $  2,199,015
                                                       ============    =============           ============

         Net income per Limited Partnership Unit       $       8.89    $       54.63           $      63.52
                                                       ============    =============           ============

         Pro forma Adjustments

         (A) To record the effect of the sale of Washington Towne Apartments including (1) a reduction in real estate investments and payoff of underlying mortgage note payable and interest and (2) reductions in accounts receivable deferred borrowing costs, prepaid expenses and other assets, accounts payable and other liabilities resulting from the disposition of the real estate investment.

         (B) To record the cash proceeds from the sale of Washington Towne Apartments.

         (C) To remove the revenues and expenses related to Washington Towne Apartments rental operations and record the gain on the sale.

         NOTE 12 - RECLASSIFICATIONS

         Certain reclassifications have been made to the prior year's consolidated financial statements in order to conform them to the classifications used for the current year.


                                      F15

                                   SCHEDULE II
                      UNIVERSITY REAL ESTATE PARTNERSHIP V
                        VALUATION AND QUALIFYING ACCOUNTS

                                December 31, 1999



                                                                         Additions
                                                              -----------------------------
                                             Balance at        Charged to       Charged to                         Balance at
                                              Beginning        Costs and          Other                              End of
       Description                            of Period        Expenses          Accounts         Deductions         Period
       -----------                           -----------      -----------       -----------       ----------       ----------
       1999
       Allowance for Doubtful Accounts       $        --      $        --       $        --       $       --       $       --

       Allowance for Note Receivable                  --               --                --               --               --

       1998
       Allowance for Doubtful Accounts           107,044               --                --         (107,044)              --

       Allowance for Note Receivable             100,000               --                --         (100,000)              --

       1997
       Allowance for Doubtful Accounts           107,044               --                --               --          107,044

       Allowance for Note Receivable             100,000               --                --               --          100,000


                                      F16

                                                                    SCHEDULE III

                                  SCHEDULE III

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION

                                December 31, 1999




                                                                                                 Gross Amount at
                                               Initial Costs              Costs          Which Carried at Close of Period
                                         --------------------------    Capitalized    ---------------------------------------
                              Related                 Buildings and   Subsequent to               Buildings and
       Description         Encumbrances      Land     Improvements     Acquisition       Land      Improvements    Total(s)
       -----------         ------------  -----------  -------------   -------------   ----------- -------------  ------------
       Superstition Park
       Apartments
         Tempe, AZ         $ 16,000,000  $ 2,045,356  $  18,208,206   $          --   $ 2,045,356  $ 18,208,206  $ 20,253,562
                           ============  ===========  =============   =============   ===========  ============  ============
                              Accumulated
                             Depreciation
                                  and          Date of      Date     Depreciable
       Description           Amortization   Construction  Acquired  lives (years)
       -----------           ------------   ------------  --------  -------------
       Superstition Park
       Apartments
         Tempe, AZ           $   (364,164)      1985        7/99       3-25
                             ============


                                      F17

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

      Real Estate Investments and Accumulated Depreciation and Amortization

                              Notes to Schedule III



Changes in real estate investments and accumulated depreciation and amortization are as follows:

                                                         For the years ended December 31,
                                                  --------------------------------------------
                                                      1999            1998            1997
                                                  ------------    ------------    ------------
Real estate:

Balance at beginning of year                      $  2,588,078    $ 19,516,327    $ 19,417,469

Acquisitions                                        20,253,562

Improvements                                                --          84,639          98,858

Dispositions                                        (2,588,078)    (17,012,888)             --
                                                  ------------    ------------    ------------

Balance at end of year                            $ 20,253,562    $  2,588,078    $ 19,516,327
                                                  ============    ============    ============


Accumulated depreciation and amortization:

Balance at beginning of year                      $    875,241    $  8,565,066    $  8,019,204

Depreciation and amortization                          409,204         304,426         545,862

Dispositions                                          (920,281)     (7,994,251)             --
                                                  ------------    ------------    ------------

Balance at end of year                            $    364,164    $    875,241    $  8,565,066
                                                  ============    ============    ============


                                      F18

                                                                     SCHEDULE IV

                                   SCHEDULE IV

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

                          MORTGAGE LOANS ON REAL ESTATE

                                DECEMBER 31, 1999



                                                                                                               Principal Amount
                                                  Final    Periodic               Face         Carrying        of Loans Subject
                                                Maturity    Payment    Prior    Amount of      Amount of         to Delinquent
    Description                 Interest Rate     Date       Terms     Liens     Mortgage       Mortgage     Principal or Interest
    -----------                 -------------  ----------  --------   -------  ------------   ------------   ---------------------
                                                                                                                ?
Mortgage payable on                7.765%        January      (1)       None   $ 16,000,000   $ 16,000,000            None
  Superstition Park                               2010
  Apartments, secured by
  a first lien deed of trust


(1)      Monthly installments of principal and interest of $114,792


                                      F19

                                    PART III


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership does not have officers or directors. University Advisory Company is the General Partner of the Partnership. OS General Partner Company and OS Holdings, Inc., are the two general partners of UAC. The executive officer and director of the General Partner who controls the affairs of the Partnership is as follows:

                                             Other Principal Occupations and Other
Name and Position                Age         Directorships During the Past 5 Years
-----------------                ---         -------------------------------------
Curtis R. Boisfontaine,          40          From 1991 to the present, Mr. Boisfontaine has served as Chief
Jr., President and                           Executive Officer of Hampton Real Estate Group and as President of
Chairman of the Board                        Meridian Capital Corporation. OSGPC was formed in 1995 and Mr.
of Directors of OS                           Boisfontaine is the majority shareholder, President and sole director
General Partner Company                      of OSGPC.

David K. Ronck, Vice             40          From 1995 to the present, Mr. Ronck has served as Vice
President and Chief                          President-Chief Financial Officer and President of Meridian Realty
Financial Officer of                         Advisors, Inc. Prior to that time, Mr. Ronck served as President of
OS General Partner                           ConCap Equities, Inc., the General Partner of fifteen public limited
Company                                      partnerships. He is Vice President and Chief Financial Officer for
                                             OSGPC.

ITEM 11. EXECUTIVE COMPENSATION

No individual principal or principals as a group received over $60,000 in direct remuneration from the Registrant.

The General Partner is not compensated directly for services rendered to the Partnership. Certain officers and directors of the General Partner and Hampton receive compensation from the General Partner or Hampton and/or their affiliates (but not from the Registrant) for services performed for various affiliated entities which may include services performed for the Registrant. See "Item 13 - Certain Relationships and Related Transactions" and Note 2 to the consolidated financial statements appearing in Item 8.

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

         The General Partner is entitled to distributions of cash from operations and from other sources (primarily from the sale or refinancing of Partnership properties and the reserve account) as set forth in Item 8 - "Note 6 - Distributions."

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

Compensation or reimbursements paid to or accrued for the benefit of MRA and affiliates and AIMCO during 1999 are as follows:

                                                                             MRA                AIMCO
                                                                             ---                -----
         Property management fees                                        $        --         $    75,069
         Charged to general and administrative expense:
             Partnership and financial administration,
               data processing, accounting and tax
               reporting, and investor relations                             137,500                  --
                                                                         -----------         -----------

         Total compensation and reimbursements                           $   137,500         $    75,069
                                                                         ===========         ===========

In addition, the Partnership paid MRA a debt work-out consulting fee of $216,800 in May 1998 in connection with negotiating the debt relief relating to the Glasshouse sale.

As of December 31, 1999, the Partnership has a payable to MEI of $59,600 included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. MEI owned 1% of MMFI 99-IV.

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Consolidated Financial Statements

         Consolidated financial statements for University Real Estate Partnership V, listed in the Index to the Consolidated Financial Statements and Supplementary Data on page 11, are filed as part of this Annual Report.

(a)(2)   Consolidated Financial Statement Schedules

         Consolidated Financial Statement Supplementary Data for University Real
         Estate Partnership V, listed in the Index to the Consolidated Financial
         Statements and Supplementary Data on page 11, are filed as part of this Annual Report.

(a)(3)   Index to Exhibits...........................................................................   16

(b)      Reports on Form 8-K
                None

(a)(3)   The following documents are filed as part of this report and is an index to the exhibits:...


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

         Exhibit
         Number   Description
         -------  -----------
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

         Exhibit
         Number   Description
         -------  -----------
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

(19) Incorporated by reference to Quarterly Report of the Registrant on Form 10-Q for the period ended March 31, 1999, as filed with the Securities and Exchange Commission on May 21, 1999.

(20) Incorporated by reference to Quarterly Report of the Registrant on Form 10-Q for the period ended June 30, 1999, as filed with the Securities and Exchange Commission on August 24, 1999.

(21) Incorporated by reference to Quarterly Report of the Registrant on Form 10-Q for the period ended September 30, 1999, as filed with the Securities and Exchange Commission on November 15, 1999.

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

                                 SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       UNIVERSITY REAL ESTATE PARTNERSHIP V

                                       By:   UNIVERSITY ADVISORY COMPANY
                                             General Partner

                                       By:   OS GENERAL PARTNER COMPANY




      July 5 , 2000                    By:   /s/ Curtis R. Boisfontaine, Jr.
-------------------------------             ------------------------------------
Date                                        Curtis R. Boisfontaine, Jr.



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.






     July 5, 2000                   By:   /s/ Curtis R. Boisfontaine, Jr.
-------------------------------           --------------------------------------
Date                                      Curtis R. Boisfontaine, Jr. President,
                                          Principal Executive Officer and
                                          Director of OS General Partner Company




     July 5, 2000                   By:   /s/ David K. Ronck
-------------------------------           --------------------------------------
Date                                      David K. Ronck
                                          Vice President and Chief Accounting
                                          Officer of OS General Partner Company

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                    DESCRIPTION
-------                   -----------
  27                      Financial Data Schedule