Form 10-Q
period 2000-03-31
UNIVERSITY REAL ESTATE PARTNERSHIP V
filed 2000-12-12
CIK 311173

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2000
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                       to
                               --------------------      -----------------------

Commission File Number 0-8914
                       ----------

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

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                                                                    Page
                                                                                    ----
Part I - Financial Information

     Item 1 - Condensed Consolidated Financial Statements:

              (a) Condensed Consolidated Balance Sheets as of March 31, 2000
                  and December 31, 1999                                              3

              (b) Condensed Consolidated Statements of Operations for the three
                  months ended March 31, 2000 and 1999                               4

              (c) Condensed Consolidated Statements of Cash Flows for the three
                  months ended March 31, 2000 and 1999                               5

              (d) Notes to Condensed Consolidated Financial Statements               6

     Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                    7

Part II - Other Information

     Item 6 - Exhibits and Reports on Form 8-K                                       7

     Signatures (pursuant to General Instruction E)                                  8

     All other items called for by the instructions are omitted as they are either inapplicable, not required, or the information is included in the Condensed Consolidated Financial Statements or Notes thereto.

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      UNIVERSITY REAL ESTATE PARTNERSHIP V
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           March 31,
                                                                             2000          December 31,
                                                                          (Unaudited)          1999
                                                                          ------------    --------------
ASSETS

Real estate investments
    Land                                                                  $  2,045,356    $    2,045,356
    Buildings and improvements                                              18,212,255        18,208,206
                                                                          ------------    --------------
                                                                            20,257,611        20,253,562
    Less:  Accumulated depreciation and
            amortization                                                      (546,347)         (364,164)
                                                                          ------------    --------------
                                                                            19,711,264        19,889,398
                                                                          ------------    --------------

Cash and cash equivalents (including $48,844 and $50,024
  for security deposits at March 31, 2000 and
  December 31, 1999, respectively)                                             629,117           317,630
Accounts receivable                                                             34,926            34,196
Deferred borrowing costs, net of accumulated amortization
  of $25,895 and $0 at March 31, 2000 and
  December 31, 1999, respectively                                              592,786           607,287
Escrows                                                                        376,004           336,906
Prepaid expenses and other assets                                               30,566           212,236
                                                                          ------------    --------------
                                                                          $ 21,374,663    $   21,397,653
                                                                          ============    ==============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Mortgage notes payable                                                    $ 20,026,973    $   19,875,000
Accrued mortgage interest                                                      207,827            55,787
Accrued property taxes                                                         133,727            89,152
Accounts payable and accrued expenses                                          226,629           260,170
Subordinated real estate commissions                                           549,218           549,218
Prepaid rent                                                                     9,355             9,667
Security deposits                                                               48,844            50,024
                                                                          ------------    --------------
                                                                            21,202,573        20,889,018
                                                                          ------------    --------------

Partners' equity (deficit)
    Limited Partners - 50,000 units authorized; 34,253 units issued and outstanding at March 31, 2000 and December 31, 1999 (17,723 Income
    units at March 31, 2000 and December 31, 1999, and 16,530
    Growth/Shelter units at March 31, 2000 and December 31, 1999)              739,344         1,044,106
    General Partner                                                           (567,254)         (535,471)
                                                                          ------------    --------------
                                                                               172,090           508,635
                                                                          ------------    --------------
                                                                          $ 21,374,663    $   21,397,653
                                                                          ============    ==============

The accompanying notes are an integral part of these condensed consolidated financial statements

                      UNIVERSITY REAL ESTATE PARTNERSHIP V
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                        Three Months Ended
                                                            March 31,
                                                  ------------------------------
                                                      2000             1999
                                                  -------------    -------------
Revenues:
     Rental income                                $     760,530    $     241,594
     Interest                                             1,323              388
     Other income                                        27,720           11,216
                                                  -------------    -------------

         Total revenues                                 789,573          253,198
                                                  -------------    -------------


Expenses:
     Interest                                           426,850          327,106
     Depreciation and amortization                      208,078           52,635
     Property taxes                                      44,576           25,385
     Other property operations                          304,207          212,334
     Provision for doubtful accounts                     13,750            1,922
     Property management fees - affiliates               36,531           12,632
     General and administrative                          38,411           25,997
     General and administrative - affiliates             35,000           30,000
                                                  -------------    -------------

         Total expenses                               1,107,403          688,011
                                                  -------------    -------------

Net operating loss                                     (317,830)        (434,813)

Gain on sale of real estate                                  --        2,212,935
                                                  -------------    -------------

Net (loss) income                                 $    (317,830)   $   1,778,122
                                                  =============    =============

Net (loss) income allocable to General Partner    $     (31,783)   $      17,781
Net (loss) income allocable to Limited Partners        (286,047)       1,760,341
                                                  -------------    -------------

Net (loss) income                                 $    (317,830)   $   1,778,122
                                                  =============    =============

Net (loss) income per Limited Partnership Unit    $       (8.35)   $       51.36
                                                  =============    =============


The accompanying notes are an integral part of these condensed consolidated financial statements

                      UNIVERSITY REAL ESTATE PARTNERSHIP V
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                               Three Months Ended
                                                                   March 31,
                                                         ------------------------------
                                                              2000             1999
                                                         -------------    -------------
Net (loss) income                                        $    (317,830)   $   1,778,122
                                                         -------------    -------------

Adjustments to reconcile net (loss) income to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                             208,078           52,635
     Gain on sale of real estate                                    --       (2,212,935)
     Changes in assets and liabilities:
         Accounts receivable                                      (731)          55,300
         Prepaid expenses and other assets                     142,572           68,779
         Accrued mortgage interest                             152,040          262,966
         Accounts payable and accrued expenses                 (24,186)         (69,760)
         Accrued property taxes                                 44,576            4,188
         Prepaid rent                                           (9,667)              --
         Security deposits                                      (1,180)          30,296
                                                         -------------    -------------

              Total adjustments                                511,502       (1,808,531)
                                                         -------------    -------------

Net cash provided by (used in) operating activities            193,672          (30,409)
                                                         -------------    -------------

Cash flows from investing activities:
     Investments real estate                                    (4,049)              --
     Proceeds on sale of real estate                                --        1,914,994
                                                         -------------    -------------

Net cash (used in) provided by investing activities             (4,049)       1,914,994
                                                         -------------    -------------

Cash flows from financing activities:
     Principal payments on mortgage notes payable              (23,027)          (6,558)
     Advances on mortgage notes payable                        175,000               --
     Deferred borrowing costs                                  (11,395)              --
     Distributions                                             (18,714)          (2,765)
                                                         -------------    -------------

Net cash provided by (used in) financing activities            121,864           (9,323)
                                                         -------------    -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                      311,487        1,875,262

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               317,630          192,968
                                                         -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $     629,117    $   2,068,230
                                                         =============    =============

CASH PAID DURING THE PERIOD FOR INTEREST                 $     262,047    $     327,106
                                                         =============    =============


The accompanying notes are an integral part of these condensed consolidated financial statements

                      UNIVERSITY REAL ESTATE PARTNERSHIP V
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1999. The December 31, 1999 consolidated balance sheet was derived from audited numbers.

Certain reclassifications have been made to the 1999 balances to conform to the 2000 presentation.


NOTE 2 - SALE OF WASHINGTON TOWNE APARTMENTS

On March 31, 1999 the Partnership sold Washington Towne Apartments to a third party for $4,100,000. Net cash received totaled $1,914,994 and was placed into escrow until a like-kind apartment complex could be acquired on a tax-free basis. The Partnership recognized a gain on the sale of Washington Towne Apartments of $2,212,935. A portion of the transaction was accounted for as a non-cash transaction in the accompanying condensed consolidated statements of cash flow. The transaction was recorded as follows:


         Net cash received                        $ 1,914,994
         Real estate investment                    (1,667,797)
         Accrued interest                             275,369
         Deferred borrowing costs                     (94,100)
         Other assets, liabilities and expenses       113,312
         Mortgage notes                             1,671,157
                                                  -----------
         Gain                                     $ 2,212,935
                                                  ===========

NOTE 3 - REVENUE RECOGNITION

In 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company will adopt SAB No. 101 when required in the fourth quarter of 2000. Management believes the adoption of SAB No. 101 will not have a significant affect on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership's net operating loss for the three months ended March 31, 2000 was $317,830. The net operating loss for the same period in 1999 was $434,813. Total revenues for the three months ended March 31, 2000 were $789,573, versus $253,198 for the same period in 1999 and total expenses for three months ended March 31, 2000 were $1,107,403, versus $688,011 for the same period in 1999. The increase in total revenues and total expenses in 2000 is primarily attributable to the acquisition of Superstition Park Apartments, which has 376 units versus Washington Towne Apartments, which had 148 units.

During the three months ended March 31, 2000, the Partnership recorded an increase in cash of $311,487 versus an increase of $1,875,262 for the same period in 1999. Cash and cash equivalents increased from the year ended December 31, 1999 due to a reduction of approximately $152,000 in prepaid expenses and other assets and an increase in mortgage notes payable of $175,000. The collection of the $152,000 was attributed to a refund related to the mortgage refinancing which occurred at the end of 1999 on Superstition Park Apartments. The outstanding $175,000 of the non-recourse general obligation promissory notes in the amount of $4,050,000 was also collected during the first quarter 2000. The increase of cash in 1999 was related to the sale of Washington Towne Apartments. The condensed consolidated statements of cash flows included an increase in cash provided by operating activities of $193,672 primarily due to an increase in rental revenues at Superstition Park Apartments.

Should operations deteriorate and present resources not be adequate for current needs, the Partnership has no outside lines of credit on which to draw for its working capital needs. Neither the General Partner and its affiliates nor Meridian Realty Advisors, Inc. have any obligation to provide financial support to the Partnership. Accordingly, continued operation of the Partnership is dependent on the Partnership being able to generate cash from operations or sale of its remaining operating property or negotiated reductions in requirements related to outstanding debt obligations.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

        Exhibit
        Number      Description

        3. and 4.   Limited Partnership Agreement (Incorporated by reference
                    to Registration Statement No. 2-74914 on Form S-11 filed by Registrant).

        11. Statement regarding computation of Net Loss per Limited Partnership Unit: Net Loss per Limited Partnership Unit is computed by dividing net loss allocated to the Limited Partners by the number of Limited Partnership Units outstanding. Per unit information has been computed based on 34,253 Limited
            Partnership Units outstanding in 2000 and 1999.

        27. Financial Data Schedule (filed only electronically with the SEC)

(b)     Reports on Form 8-K:

        September 11, 2000, change in client-auditor relationship.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         UNIVERSITY REAL ESTATE PARTNERSHIP V

                                         By:  UNIVERSITY ADVISORY COMPANY
                                              General Partner

                                         By:  OS GENERAL PARTNER COMPANY



           12/11/00                      By:  /s/ Curtis R. Boisfontaine, Jr.
-----------------------------                 ----------------------------------
            Date                              Curtis R. Boisfontaine, Jr.
                                              President, Principal Executive
                                              Officer and Director OS General
                                              Partner Company



           12/11/00                      By:  /s/ David K. Ronck
-----------------------------                 ----------------------------------
            Date                              David K. Ronck
                                              Vice President and Chief
                                              Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER      DESCRIPTION
-------     -----------
3. and 4.   Limited Partnership Agreement (Incorporated by reference
            to Registration Statement No. 2-74914 on Form S-11
            filed by Registrant).

   11.      Statement regarding computation of Net Loss per Limited
            Partnership Unit: Net Loss per Limited Partnership Unit is computed by dividing net loss allocated to the Limited Partners by the number of Limited Partnership Units outstanding. Per unit information has been computed based on 34,253 Limited
            Partnership Units outstanding in 2000 and 1999.

   27.      Financial Data Schedule (filed only electronically with the SEC)