Form 10-Q
period 2000-06-30
UNIVERSITY REAL ESTATE PARTNERSHIP V
filed 2002-01-15
CIK 311173

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the quarterly period ended June 30, 2000
                               -------------------------------------------------


                                       or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the transition period from                        to
                               ----------------------    -----------------------

Commission File Number 0-8914
                       ---------------------



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
Yes      No  X
    ---     ---

All of the registrant's 34,253 Limited Partnership Units are held by non-affiliates of the registrant. The aggregate market value of units held by non-affiliates in not determinable since there is no public trading market for Limited Partnership Units.

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2000


                                                                                                               Page
                                                                                                               ----
Part I - Financial Information

     Item 1 - Condensed Consolidated Financial Statements:

              (a) Condensed Consolidated Balance Sheets as of June 30, 2000 and
                  December 31, 1999                                                                              3

              (b) Condensed Consolidated Statements of Income for the three and six
                  months ended June 30, 2000 and 1999                                                            4

              (c) Condensed Consolidated Statements of Cash Flows for the six months
                  ended June 30, 2000 and 1999                                                                   5

              (d) Notes to Condensed Consolidated Financial Statements                                           6 - 8

     Item 2 - Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                              9 - 10

Part II - Other Information

     Item 6 - Exhibits and Reports on Form 8-K                                                                  10

Signatures                                                                                                      11

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      UNIVERSITY REAL ESTATE PARTNERSHIP V
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                June 30,
                                                                                  2000         December 31,
                                                                               (Unaudited)         1999
                                                                               ------------    ------------
ASSETS

Real estate investments
    Land                                                                       $  2,045,356    $  2,045,356
    Buildings and improvements                                                   18,335,137      18,208,206
                                                                               ------------    ------------
                                                                                 20,380,493      20,253,562

    Less:  Accumulated depreciation and amortization                               (729,803)       (364,164)
                                                                               ------------    ------------
                                                                                 19,650,690      19,889,398
                                                                               ------------    ------------

Cash (including $51,472 and $50,024 for security deposits at
  June 30, 2000 and December 31, 1999, respectively)                                386,452         317,630
Accounts receivable                                                                  12,933           6,632
Other receivables - related parties                                                  30,145          27,564
Deferred borrowing costs, net of accumulated amortization of
  $51,790 and $0 at June 30, 2000 and December 31, 1999,
  respectively                                                                      566,891         607,287
Escrows                                                                             256,025         336,906
Prepaid expenses and other assets                                                    19,104         212,236
                                                                               ------------    ------------
                                                                               $ 20,922,240    $ 21,397,653
                                                                               ============    ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Mortgage notes payable                                                         $ 15,949,932    $ 16,000,000
Participating notes payable                                                       4,050,000       3,875,000
Accrued mortgage interest                                                           102,584          55,787
Accrued property taxes                                                               89,152          89,152
Accounts payable and accrued expenses                                               150,950         201,031
Other payables - related party                                                       28,749          59,600
Prepaid rent                                                                          6,721           9,667
Security deposits                                                                    51,472          50,024
Subordinated real estate commissions                                                548,757         548,757
                                                                               ------------    ------------
                                                                                 20,978,317      20,889,018
                                                                               ------------    ------------

Partners' equity (deficit)
    Limited Partners - 50,000 units authorized; 34,253 units issued and
      outstanding (17,723 Income units and 16,530 Growth/Shelter units)             484,853       1,044,106
    General Partner                                                                (540,930)       (535,471)
                                                                               ------------    ------------
                                                                                    (56,077)        508,635
                                                                               ------------    ------------
                                                                               $ 20,922,240    $ 21,397,653
                                                                               ============    ============

See notes to condensed consolidated financial statements

                      UNIVERSITY REAL ESTATE PARTNERSHIP V
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                          Three Months Ended              Six Months Ended
                                                               June 30,                      June 30,
                                                    ----------------------------   ----------------------------
                                                        2000            1999           2000            1999
                                                    ------------    ------------   ------------    ------------
Revenues:
     Rental income                                  $    738,788    $         --   $  1,499,318    $    241,594
     Interest                                              1,807             704          3,130           1,092
     Other income                                         17,231         158,306         44,951          31,937
                                                    ------------    ------------   ------------    ------------
         Total revenues                                  757,826         159,010      1,547,399         274,623
                                                    ------------    ------------   ------------    ------------

Expenses:
     Interest                                            402,634              --        829,484         327,106
     Depreciation and amortization                       209,352              --        417,430          52,635
     Property taxes                                       44,575              --         89,151          25,289
     Other property operations                           183,548          36,256        487,755          91,904
     Bad debts                                             3,455              --         17,205           1,922
     Property management fees-affiliates                  36,891              --         73,422          12,632
     General and administrative                           51,810           1,048         90,221          34,944
     General and administrative - affiliates              53,615              --         88,615          40,000
                                                    ------------    ------------   ------------    ------------
         Total expenses                                  985,880          37,304      2,093,283         586,432
                                                    ------------    ------------   ------------    ------------

Net operating profit (loss)                         $   (228,054)   $    121,706   $   (545,884)   $   (311,809)

Other income:
     Net gain on sale of real estate
       (Note 3)                                               --              --             --       2,212,935
                                                    ------------    ------------   ------------    ------------

Net income (loss)                                   $   (228,054)   $    121,706   $   (545,884)   $  1,901,126
                                                    ============    ============   ============    ============


Net income (loss) allocable to
  General Partner                                   $     (2,281)   $      1,217   $     (5,459)   $     19,011
Net income (loss) allocable to
  Limited Partners                                      (225,773)        120,489       (540,425)      1,882,115
                                                    ------------    ------------   ------------    ------------

Net income (loss)                                   $   (228,054)   $    121,706   $   (545,884)   $  1,901,126
                                                    ============    ============   ============    ============


Net income (loss) per Limited
  Partnership Unit                                  $      (6.59)   $       3.52   $     (15.78)   $      54.95
                                                    ============    ============   ============    ============

See notes to condensed consolidated financial statements.

                      UNIVERSITY REAL ESTATE PARTNERSHIP V
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                Six Months Ended
                                                                                    June 30,
                                                                          ----------------------------
                                                                              2000            1999
                                                                          ------------    ------------
Net (loss) income                                                         $   (545,884)   $  1,901,126

Adjustments to reconcile net (loss) income to net cash provided by
  (used in) operating activities:
     Depreciation and amortization                                             417,430          52,635
     Gain on sale of real estate                                                    --      (2,212,935)
     (Increase) decrease in operating assets:
         Accounts receivable                                                    (8,882)         55,300
         Prepaid expenses and other assets                                      33,132          49,064
         Escrows                                                                80,881              --
     Increase (decrease) in operating liabilities:
         Accrued mortgage interest                                              46,797         262,966
         Accounts payable and accrued expenses                                 (50,095)        (58,822)
         Accrued property taxes                                                     --           4,188
         Other payables                                                        (30,851)             --
         Prepaid rent                                                           (2,946)             --
         Security deposits                                                       1,448          30,296
                                                                          ------------    ------------

Net cash (used in) provided by operating activities                            (58,970)         83,818
                                                                          ------------    ------------

Cash flows from investing activities:
     Investments in real estate                                               (126,931)             --
     Proceeds on sale of real estate                                                --       1,914,994
                                                                          ------------    ------------

Net cash (used in) provided by investing activities                           (126,931)      1,914,994
                                                                          ------------    ------------

Cash flows from financing activities:
     Principal payments on mortgage notes payable                              (50,068)         (6,558)
     Advances on notes payable                                                 175,000              --
     Deferred borrowing costs                                                  (11,395)             --
     Refund on mortgage refinancing                                            160,000              --
     Distributions                                                             (18,716)             --
                                                                          ------------    ------------

Net cash provided by (used in) financing activities                            254,821          (6,558)
                                                                          ------------    ------------

NET INCREASE IN CASH                                                            68,920       1,992,254

CASH AT BEGINNING OF PERIOD                                                    317,630         192,968
                                                                          ------------    ------------

CASH AT END OF PERIOD                                                     $    386,550    $  2,185,222
                                                                          ============    ============

CASH PAID DURING THE PERIOD FOR INTEREST                                  $    783,183    $    327,106
                                                                          ============    ============

NON-CASH TRANSACTIONS
     2000 - None
     1999 - See Note 3

See notes to condensed consolidated financial statements.

                      UNIVERSITY REAL ESTATE PARTNERSHIP V
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1999. The December 31, 1999 consolidated balance sheet was derived from audited numbers.

Certain reclassifications on the balance sheet, statement of income, and statement of cash flows have been made to the 1999 balances to conform to the 2000 presentation. These reclassifications had no effect on the net loss for 1999, or partners' equity as of December 31, 1999.

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

NOTE 2 - LIQUIDITY

The Partnership's principal capital resources at June 30, 2000 consisted of one apartment complex located in Tempe, Arizona with a depreciated cost of $19,650,690 as of that date. The number of units available was 376.

The apartment complex was acquired by the Partnership through a like-kind exchange in 1999. The acquisition was financed through proceeds of approximately $18,600,000 received from the issuance of a mortgage note payable. This note was subsequently refinanced through the issuance of a $16,000,000 mortgage note payable and the issuance of general promissory notes of $4,050,000. These general promissory notes include a feature, which will allow the holders to potentially share in appreciation of the property, upon certain circumstances being met. There can be no assurances that the property will appreciate in value. The Partnership does not anticipate acquiring additional properties.

The Partnership has no outside lines of credit on which to draw for its working capital needs. Neither the General Partner and its affiliates nor Meridian Realty Advisors, Inc. have any obligation to provide financial support to the Partnership, except as required by the senior participation note agreements. Accordingly, continued operations of the Partnership is dependent on the Partnership being able to generate cash flow from operations or sale of its remaining operating property or negotiated reductions in requirements related to outstanding debt obligations. If the Partnership is unable to either generate sufficient operating cash flow or ultimately renegotiate its debt structure, the Partnership would have to restructure its agreement with the note holders.

                      UNIVERSITY REAL ESTATE PARTNERSHIP V
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


NOTE 2 - LIQUIDITY (Continue)

Operations have not generated sufficient cash in 2001 to pay the expenses of the partnership. Subsequent to the December 31, 2000 year end an affiliate of the general partner has advanced $229,125 through October 31, 2001 to the Partnership to enable it to meet its cash requirements. There is no assurance that the general partner will fund the debt service of the senior participation notes in the future. The property occupancy level at October 31, 2001 was approximately 87%.

The property is currently being marketed after a management decision in October 2001 to sell the property. The net proceeds, if any, from the sale will be distributed to income unit holders after all obligations have been paid. It is the general partner's intent to dissolve the Partnership once these distributions have been made. There is no assurance that sufficient, if any, proceeds will be available to satisfy all outstanding obligations of the property.

NOTE 3 - SALE AND ACQUISITION ACTIVITIES

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

            Net cash received                                            $   1,914,994
            Real estate investment                                          (1,667,797)
            Accrued interest                                                   275,369
            Deferred borrowing costs                                           (94,100)
            Other assets, liabilities and expenses                             113,312
            Mortgage notes                                                   1,671,157
                                                                         -------------
            Gain                                                         $   2,212,935
                                                                         =============

Purchase of Superstition Park Apartments

On July 1, 1999, the Partnership purchased Superstition Park Apartments for $20,400,000. The transaction was recorded as follows:

            Real estate investment                      $  20,253,562
            Accrued interest                                     (893)
            Other assets, liabilities and expenses            277,478
            Mortgage notes                                (18,630,000)
                                                        -------------
            Net cash paid                               $   1,900,147
                                                        =============

A portion of this transaction was accounted for as a non-cash transaction in the accompanying consolidated statements of cash flows.

Considering that the sale of the Washington Towne Apartments, and the purchase of the Superstition Park Apartments took place in 1999, the operating results of the Partnership is not comparable between 1999 and 2000.

                      UNIVERSITY REAL ESTATE PARTNERSHIP V
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


NOTE 4 - REVENUE RECOGNITION

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

NOTE 5 - NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT

Net loss per Limited Partnership Unit is computed by dividing net loss allocated to the Limited Partners by the weighted average number of Limited Partnership Units outstanding during the year. Per unit information has been computed based on 34,253 Limited Partnership Units outstanding in 2000 and 1999.

NOTE 6 - TRANSACTIONS WITH AFFILIATES

Compensation and reimbursements paid to or accrued for the benefit of OS General Partner Company and affiliates for the three and six months ended June 30, 2000 and 1999 were as follows:

                                                            Three Months Ended     Six Months Ended
                                                                 June 30,              June 30,
                                                            -------------------   -------------------
                                                              2000       1999       2000       1999
                                                            --------   --------   --------   --------
Property management fees                                    $ 36,891   $     --   $ 73,422   $ 12,632
Charged to general and administrative expense:
     Partnership and financial administration, data
       processing, accounting and tax reporting, and
       investor relations                                     53,615         --     88,615     40,000
                                                            --------   --------   --------   --------
Total                                                       $ 90,506   $     --   $162,037   $ 52,632
                                                            ========   ========   ========   ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report of Form 10-Q may contain forward-looking statements, which include risks and uncertainties. The Partnership's actual operations may differ significantly from those discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, leverage capital requirements, occupancy rates, dependence on key operating personnel and uncertainties related to the Partnership's operating strategies.

The following discussion of the financial condition and results of operations of the Partnership relates to the six months ended June 30, 1999 and 2000 and should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

The Partnership's net operating loss for the six months ended June 30, 2000 was $545,884. The net operating loss for the same period in 1999 was $311,809. Total revenues for the six months ended June 30, 2000 and 1999 were $1,547,399 and $274,623, respectively. Total expenses for the six months ended June 30, 2000 and 1999 were $2,093,283 and $586,432, respectively. The increase in total revenues and total expenses during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 is primarily attributable to the acquisition of Superstition Park Apartments on July 1, 1999, which has 376 units compared to the 148 units previously held by Washington Towne Apartments. Occupancy was 92% for June 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $58,970 for the six months ended June 30, 2000 compared to cash provided by operating activities of $83,818 for the same period in 1999.

For 2000, the net operating loss included significant non-cash charges of depreciation and amortization of $417,430. Additionally, cash was provided by the decrease in prepaid expenses and other assets of $33,132, the decrease in escrow reserves of $80,881 and the increase in accrued mortgage interest of $46,797. These sources of cash from operations were partially offset by a decrease in accounts payable and accrued expenses of $50,095 and a decrease in other payables of $30,851.

For 1999, the net operating loss included significant non-cash charges of depreciation and amortization of $52,635. Additionally, cash was provided by the increase in accrued mortgage interest of $262,966, the decrease in accounts receivable of $55,300 and the decrease in prepaid expenses and other assets of $49,064. These sources of cash from operations were partially offset by a decrease in accounts payable and accrued expenses of $58,822.

During the six months ended June 30, 2000 and 1999, cash used in investing activities was $126,931 and $0, respectively, which was used primarily to purchase equipment and building improvements. During the six months ended June 30, 2000 and 1999 cash provided by investing activities was $0 and $1,914,994, respectively, which was a result of the sale of the Washington Towne Apartments.

During the six months ended June 30, 2000 cash provided by financing activities of $175,000 was a result of the proceeds received from the issuance of additional participating notes payable, and the collection of a $160,000 receivable generated from the refinancing of the original mortgage note held on Superstition Park Apartments. There was no cash provided by financing activities for the six months ended June 30, 1999. Cash used in financing activities for the six months ended June 30, 2000 consisted of principal payments of distributions of $18,716. Cash used in financing activities for the six months ended June 30, 1999 consisted of principal payments on notes payable of $6,558.

The Partnership's principal capital resources at June 30, 2000 consisted of one apartment complex located in Tempe, Arizona with a depreciated cost of $19,650,690 as of that date. The number of units available was 376.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continue)

The apartment complex was acquired by the Partnership through a like-kind exchange in 1999. The acquisition was financed through proceeds of approximately $18,600,000 received from the issuance of a mortgage note payable. This note was subsequently refinanced through the issuance of a $16,000,000 mortgage note payable and the issuance of general promissory notes of $4,050,000. These general promissory notes include a feature, which will allow the holders to potentially share in appreciation of the property, upon certain circumstances being met. There can be no assurances that the property will appreciate in value. The Partnership does not anticipate acquiring additional properties.

The Partnership has no outside lines of credit on which to draw for its working capital needs. Neither the General Partner and its affiliates nor Meridian Realty Advisors, Inc. have any obligation to provide financial support to the Partnership, except as required by the senior participation note agreements. Accordingly, continued operations of the Partnership is dependent on the Partnership being able to generate cash flow from operations or sale of its remaining operating property or negotiated reductions in requirements related to outstanding debt obligations. If the Partnership is unable to either generate sufficient operating cash flow or ultimately renegotiate its debt structure, the Partnership would have to restructure its agreement with the note holders.

Operations have not generated sufficient cash in 2001 to pay the expenses of the partnership. Subsequent to the December 31, 2000 year end an affiliate of the general partner has advanced $229,125 through October 31, 2001 to the Partnership to enable it to meet its cash requirements. There is no assurance that the general partner will fund the debt service of the senior participation notes in the future. The property occupancy level at October 31, 2001 was approximately 87%.

The property is currently being marketed after a management decision in October 2001 to sell the property. The net proceeds, if any, from the sale will be distributed to income unit holders after all obligations have been paid. It is the general partner's intent to dissolve the Partnership once these distributions have been made. There is no assurance that sufficient, if any, proceeds will be available to satisfy all outstanding obligations of the property.


PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits.

           EXHIBIT
           NUMBER          DESCRIPTION
           ---------       -----------
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



                                 UNIVERSITY REAL ESTATE PARTNERSHIP V

                                 By:  UNIVERSITY ADVISORY COMPANY
                                      General Partner

                                 By:  OS GENERAL PARTNER COMPANY


January 11, 2002                 By:  /s/ Curtis R. Boisfontaine
------------------------              ------------------------------------------
          Date                        Curtis R. Boisfontaine, Jr. President,
                                      Principal Executive Officer and Director
                                      OS General Partner Company


January 11, 2002                 By:  /s/ David K. Ronck
------------------------              ------------------------------------------
          Date                        David K. Ronck
                                      Vice President and Chief Accounting
                                      Officer