Form 10-Q
period 2000-09-30
UNIVERSITY REAL ESTATE PARTNERSHIP V
filed 2002-01-15
CIK 311173

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the quarterly period ended September 30, 2000
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the transition period from                            to
                               --------------------------    -------------------

Commission File Number     0-8914
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

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

                               INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


                                                                                                               Page
                                                                                                               ----
Part I - Financial Information

     Item 1 - Condensed Consolidated Financial Statements:

              (a) Condensed Consolidated Balance Sheets as of September 30, 2000
                  and December 31, 1999                                                                          3

              (b) Condensed Consolidated Statements of Income for the three and
                  nine months ended September 30, 2000 and 1999                                                  4

              (c) Condensed Consolidated Statements of Cash Flows for the three and
                  nine months ended September 30, 2000 and 1999                                                  5

              (d) Notes to Condensed Consolidated Financial Statements                                           6 - 8

     Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                                9 - 10

Part II - Other Information

     Item 6 - Exhibits and Reports on Form 8-K                                                                  10

     Signatures                                                                                                 11

                         PART I - FINANCIAL INFORMATION

ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      UNIVERSITY REAL ESTATE PARTNERSHIP V
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               September 30,
                                                                                   2000         December 31,
                                                                                (Unaudited)         1999
                                                                               -------------    ------------
ASSETS

Real estate investments
    Land                                                                       $   2,045,356    $  2,045,356
    Buildings and improvements                                                    18,335,138      18,208,206
                                                                               -------------    ------------
                                                                                  20,380,494      20,253,562

    Less:  Accumulated depreciation and amortization                                (916,398)       (364,164)
                                                                               -------------    ------------
                                                                                  19,464,096      19,889,398
                                                                               -------------    ------------

Cash (including $53,153 and $50,024 for security deposits at
  September 30, 2000 and December 31, 1999, respectively)                            388,717         317,630
Accounts receivable                                                                   12,221           6,632
Other receivables - related parties                                                   32,248          27,564
Deferred borrowing costs, net of accumulated amortization of
  $77,686 and $0 at September 30, 2000 and December 31, 1999,
  respectively                                                                       540,995         607,287
Escrows                                                                              255,305         336,906
Prepaid expenses and other assets                                                     15,142         212,236
                                                                               -------------    ------------
                                                                               $  20,708,724    $ 21,397,653
                                                                               =============    ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Mortgage notes payable                                                         $  15,921,855    $ 16,000,000
Participating notes payable                                                        4,050,000       3,875,000
Accrued mortgage interest                                                            203,653          55,787
Accrued property taxes                                                               133,727          89,152
Accounts payable and other accrued expenses                                          104,756         201,031
Other payables - related parties                                                      28,749          59,600
Prepaid rent                                                                          12,247           9,667
Security deposits                                                                     53,153          50,024
Subordinated real estate commissions                                                 548,757         548,757
                                                                               -------------    ------------
                                                                                  21,056,897      20,889,018
                                                                               -------------    ------------

Partners' equity (deficit)
    Limited Partners - 50,000 units authorized; 34,253 units issued and
      outstanding (17,723 Income units and 16,530 Growth/Shelter units)              195,679       1,044,106
    General Partner                                                                 (543,852)       (535,471)
                                                                               -------------    ------------
                                                                                    (348,173)        508,635
                                                                               -------------    ------------
                                                                               $  20,708,724    $ 21,397,653
                                                                               =============    ============

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                      UNIVERSITY REAL ESTATE PARTNERSHIP V
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                       Three Months Ended                  Nine Months Ended
                                                          September 30,                      September 30,
                                                 -------------------------------    -------------------------------
                                                     2000              1999             2000              1999
                                                 -------------    --------------    -------------    --------------
Revenues:
     Rental income                               $     747,175    $      668,323    $   2,246,493    $      909,917
     Interest                                            1,291             3,660            4,421             4,751
     Other income                                       48,536            67,028           93,487            98,965
                                                 -------------    --------------    -------------    --------------
         Total revenues                                797,002           739,011        2,344,401         1,013,633
                                                 -------------    --------------    -------------    --------------

Expenses:
     Interest                                          417,367           393,296        1,246,851           720,402
     Depreciation and amortization                     212,490                --          629,920            52,635
     Property taxes                                     44,576             6,436          133,727            31,725
     Other property operations                         288,343           274,638          776,098           242,090
     Provision for doubtful accounts                    19,197                --           36,401             1,922
     Property management fees-affiliates                46,410                --          119,832           176,986
     General and administrative                         36,039            89,384          126,260            34,944
     General and administrative - affiliates            24,792                --          113,408            40,000
                                                 -------------    --------------    -------------    --------------
         Total expenses                              1,089,214           763,754        3,182,497         1,300,704
                                                 -------------    --------------    -------------    --------------

Net operating loss                               $    (292,212)   $      (24,743)   $    (838,096)   $     (287,071)
                                                 =============    ==============    =============    ==============

Net gain on sale of real estate                             --                --               --         2,212,935
                                                 -------------    --------------    -------------    --------------

Net income (loss)                                $    (292,212)   $      (24,743)   $    (838,096)   $    1,925,864
                                                 =============    ==============    =============    ==============

Net income (loss) allocable to General Partner   $      (2,922)   $         (247)   $      (8,381)   $       19,259
Net income (loss) allocable to Limited Partners       (289,290)          (24,496)        (829,715)        1,906,605
                                                 -------------    --------------    -------------    --------------

Net income (loss)                                $    (292,212)   $      (24,743)   $    (838,096)   $    1,925,864
                                                 =============    ==============    =============    ==============

Net income (loss) per Limited Partnership Unit   $       (8.45)   $        (0.72)   $      (24.22)   $        55.66
                                                 =============    ==============    =============    ==============

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                      UNIVERSITY REAL ESTATE PARTNERSHIP V
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                    Nine Months Ended
                                                                       September 30,
                                                              ----------------------------
                                                                  2000            1999
                                                              ------------    ------------
Net (loss) income                                             $   (838,096)   $  1,925,864

Adjustments to reconcile net (loss) income to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                 629,920          52,635
     Gain on sale of real estate                                        --      (2,212,935)
     (Increase) decrease in operating assets:
         Accounts and other receivables                            (10,273)         11,748
         Prepaid expenses and other assets                         197,094          92,698
         Escrows                                                    81,601              --
     Increase (decrease) in operating liabilities
         Accrued mortgage interest                                 147,866         359,992
         Accounts payable and accrued expenses                     (96,273)        119,115
         Other payables                                            (30,851)             --
         Accrued property taxes                                     44,575          86,557
         Prepaid rent                                                2,580              --
         Security deposits                                           3,129          26,750
                                                              ------------    ------------

Net cash provided by operating activities                          131,272         462,424
                                                              ------------    ------------

Cash flows from investing activities:
     Investments real estate                                      (126,932)     (1,900,147)
     Proceeds on sale of real estate                                    --       1,914,994
                                                              ------------    ------------

Net cash (used in) provided by investing activities               (126,932)         14,847
                                                              ------------    ------------

Cash flows from financing activities:
     Principal payments on mortgage notes payable                  (78,142)       (115,240)
     Advances on mortgage notes payable                            175,000              --
     Contributions from partners                                        --       2,041,996
     Deferred borrowing costs                                      (11,395)       (219,958)
     Distributions                                                 (18,716)             --
                                                              ------------    ------------

Net cash provided by financing activities                           66,747       1,706,798
                                                              ------------    ------------

NET INCREASE IN CASH                                                71,087       2,184,069

CASH AT BEGINNING OF PERIOD                                        317,630         192,968
                                                              ------------    ------------

CASH AT END OF PERIOD                                         $    388,717    $  2,377,037
                                                              ============    ============

CASH PAID DURING THE PERIOD FOR INTEREST                      $  1,196,984    $    622,483
                                                              ============    ============

NON-CASH TRANSACTIONS
     2000 - None
     1999 - See Note 3

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                      UNIVERSITY REAL ESTATE PARTNERSHIP V
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1999. The December 31, 1999 consolidated balance sheet was derived from audited numbers.

Certain reclassifications pertaining to the gain on the sale of the Washington Towne Apartments and the expenses paid to affiliates have been made to the 1999 balances to conform to the 2000 presentation. The net effect of the reclassifications did not have an effect on the net income (loss) for 1999.

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

NOTE 2 - LIQUIDITY

The Partnership's principal capital resources at September 30, 2000 consisted of one apartment complex located in Tempe, Arizona with a depreciated cost of $19,464,096 as of that date. The number of units available was 376.

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

Sale of Washington Town Apartments

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

           Net cash received                                            $   1,914,994
           Real estate investment                                          (1,667,797)
           Accrued interest                                                   275,369
           Deferred borrowing costs                                           (94,100)
           Other assets, liabilities and expenses                             113,312
           Mortgage notes                                                   1,671,157
                                                                        -------------
           Gain                                                         $   2,212,935
                                                                        =============

Purchase of Superstition Park Apartments

On July 1, 1999, the Partnership purchased Superstition Park Apartments for $20,400,000. The transaction was recorded as follows:

            Real estate investment                      $   20,253,562
            Accrued interest                                      (893)
            Other assets, liabilities and expenses             277,478
            Mortgage notes                                 (18,630,000)
                                                        --------------
            Net cash paid                               $    1,900,147
                                                        ==============

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

NOTE 6 - TRANSACTIONS WITH AFFILIATES

Compensation and reimbursements paid to or accrued for the benefit of OSGPC and affiliates for the three and nine months ended September 30, 2000 and 1999 were as follows:

                                                            Three Months Ended     Nine Months Ended
                                                               September 30,         September 30,
                                                            -------------------   -------------------
                                                              2000       1999       2000       1999
                                                            --------   --------   --------   --------
Property management fees                                    $ 46,410   $     --   $119,832   $176,986
Charged to general and administrative expense:
     Partnership and financial administration, data
       processing, accounting and tax reporting, and
       investor relations                                     24,792         --    113,408     40,000
                                                            --------   --------   --------   --------
Total                                                       $ 71,202   $     --   $233,240   $216,986
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

The following discussion of the financial condition and results of operations of the Partnership relates to the nine months ended September 30, 1999 and 2000 and should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

The Partnership's net operating loss for the nine months ended September 30, 2000 was $838,096. The net operating loss for the same period in 1999 was $287,071. Total revenues for the nine months ended September 30, 2000 and 1999 were $2,344,401 and $1,013,633, respectively. Total expenses for nine months ended September 30, 2000 and 1999 were $3,182,497 and $1,300,704, respectively. The increase in total revenues and total expenses during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 is primarily attributable to the acquisition of Superstition Park Apartments on July 1, 1999, which has 376 units compared to 148 units previously held by Washington Towne Apartments. Occupancy was 94% for September 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities was $131,372 and $462,424 for the nine months ended September 30, 2000 and 1999, respectively. In the nine months ended September 30, 2000 and 1999 operations provided positive cash flows, despite the net operating losses, due to the inclusion of non-cash changes in the net operating losses and certain significant changes in working capital items.

For 2000, the net operating loss included significant non-cash charges of depreciation and amortization of $629,920. Additionally, cash was provided by the decrease in prepaid expenses and other assets of $197,094, the decrease in escrow reserves of $81,601, the increase in accrued mortgage interest of $147,866 and the increase in accrued property taxes of $44,575. These sources of cash from operations were partially offset by the decrease in accounts payable and accrued expenses of $96,273, and the decrease in other payables of $30,851.

For 1999, the net operating loss included significant non-cash charges of depreciation and amortization of $52,635. Additionally, cash was provided by the decrease in prepaid expenses and other assets of $92,698, the increase in accrued mortgage interest of $359,992, the increase in accounts payable and accrued expenses of $119,115 and the increase in accrued property taxes of $86,557.

During the nine months ended September 30, 2000 and 1999, cash used in investing activities was $126,932 and $1,900,147, respectively, which was used primarily to purchase equipment and building improvements in 2000 and real estate in 1999. During the nine months ended September 30, 2000 and 1999 cash provided by investing activities was $0 and $1,914,994, respectively, which was a result of the sale of the Washington Towne Apartments.

During the nine months ended September 30, 2000 cash provided by financing activities of $175,000 was a result of the proceeds received from the issuance of additional participating notes payable and the collection of $160,000 attributable to a refund received from the refinancing of the mortgage associated with the Superstition Park Apartments. Cash of $2,041,996 provided by financing activities for the nine months ended September 30, 1999 was a result of contributions received from the partners. Cash used in financing activities for the nine months ended September 30, 2000 consisted of principal payments of $78,142, distributions of $18,716 and borrowing cost of $11,395. Cash used in financing activities for the nine months ended September 30, 1999 consisted of principal payments on notes payable of $115,240, and payments made on debt issuance costs of $219,958.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Partnership's principal capital resources at September 30, 2000 consisted of one apartment complex located in Tempe, Arizona with a depreciated cost of $19,464,096 as of that date. The number of units available was 376.

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



                              UNIVERSITY REAL ESTATE PARTNERSHIP V

                              By: UNIVERSITY ADVISORY COMPANY
                                  General Partner

                              By: OS GENERAL PARTNER COMPANY



January 11, 2002              By: /s/ Curtis R. Boisfontaine, Jr.
---------------------             ----------------------------------------------
         Date                     Curtis R. Boisfontaine, Jr. President,
                                  Principal Executive Officer and Director OS
                                  General Partner Company



January 11, 2002              By: /s/ David K. Ronck
---------------------             ----------------------------------------------
         Date                     David K. Ronck
                                  Vice President and Chief Accounting Officer