Form 10-K405
period 2000-12-31
UNIVERSITY REAL ESTATE PARTNERSHIP V
filed 2002-01-15
CIK 311173

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
                          -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------    ---------------------

Commission file number     0-8914
                       ---------------------

                      UNIVERSITY REAL ESTATE PARTNERSHIP V
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  California                             95-3240567
--------------------------------------------------------------------------------
        (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)               Identification No.)

    3811 Turtle Creek Blvd, Suite 1850, Dallas, Texas               75219
--------------------------------------------------------------------------------
    (Address of principal executive offices)                      (Zip code)


--------------------------------------------------------------------------------
                 (Former address, if changed since last report)

Registrant's telephone number, including area code   (214) 651-4000
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
Yes         No   X
    -----      -----

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

Documents Incorporated by Reference:  None

Exhibit Index:  See Page 15

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

                       INDEX TO ANNUAL REPORT ON FORM 10-K


Item No.                                                                                           Page
--------                                                                                           ----

PART I

 1   Business....................................................................................   3

 2   Property....................................................................................   7

 3   Legal Proceedings...........................................................................   7

 4   Submission of Matters to a Vote of Security Holders.........................................   7


PART II

 5   Market for Registrant's Units of Limited Partnership and Related Security Holder Matters....   8

 6   Selected Financial Data.....................................................................   9

 7   Management's Discussion and Analysis of Financial Condition and Results of Operations.......  10

 8   Consolidated Financial Statements and Supplementary Data....................................  17


PART III

 9   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure........  18

10   Directors and Executive Officers of the Registrant..........................................  18

11   Executive Compensation......................................................................  18

12   Security Ownership of Certain Beneficial Owners and Management..............................  18

13   Certain Relationships and Related Transactions..............................................  19


PART IV

14   Exhibits, Consolidated Financial Statements, Schedules and Reports on Form 8-K..............  19

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

Current Operations

General:

The Partnership's primary business is to own, operate and ultimately dispose of its portfolio of income-producing real properties for the benefit of its partners. The Partnership sold many of its properties, including Glasshouse Square on May 8, 1998 and Washington Towne Apartments on April 1, 1999. The proceeds from the sale of Washington Towne Apartments were used to acquire an apartment complex (like-kind exchange). The new project, Superstition Park Apartments, was acquired on July 1, 1999. As of December 31, 2000 Superstition Park Apartments was the Partnership's only income-producing property. As of December 31, 2000, the property had a depreciated book cost of $19,356,674. See
Item 8 - Note 4 to the consolidated financial statements.

Sale of Washington Towne Apartments:

The Partnership sold Washington Towne Apartments on April 1, 1999 for $4,100,000. Net cash received totaled $1,914,994 and was placed into escrow until a like-kind apartment complex could be acquired on a tax-free basis. (See Purchase of Superstition Park Apartments below.) The Partnership recognized a gain on the sale of Washington Towne Apartments of $2,212,935. A portion of the transaction was accounted for as a non-cash transaction in the accompanying consolidated statements of cash flows.

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

On December 15, 1999, the mortgage notes were refinanced with the new lender, in the principal amount of $16,000,000, bearing interest at 7.765%, secured by Superstition Park Apartments, payable in monthly installments of principal and interest of $114,792 and maturing January 2010. In addition to this new note, the MMFI 99-IV entered into an agreement to sell 10% non-recourse participating notes, maturing December 31, 2004 with interest payable quarterly, in the amount of $4,050,000. As of December 31, 1999, $3,875,000 had been received. The remaining $175,000 was received in January 2000. These 10% non-recourse general obligation promissory notes are secured by a security interest in the Partnership's 0.1% Class B voting limited partnership interest in MMFI 99-IV. The collateral does not include the Partnership's 98.9% Class A non-voting limited partnership interest in MMFI 99-IV.

MEI and MSP are effectively minority interest partners, as these entities are not wholly owned by the Partnership. In accordance with various provisions of the Partnership's limited partnership agreement, no income (loss) allocations or cash distributions will be made to MSP or MEI.

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

Business Plan

The business of the Partnership is not seasonal. It is management's intent to sell the property. For more information see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Competitive Conditions

Since the principal business of the Partnership is to own and operate real estate, the Partnership is subject to all of the risks incidental to ownership of real estate and interests therein, many of which relate to the illiquidity of this type of investment. The amount of cash received by the Registrant from the real estate is a function of the net rental revenues generated by the properties owned by the Partnership. Net rental revenues from a multifamily apartment complex depend on the rental and occupancy rates of the property and on the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction, interest rates on single-family mortgage loans. These risks include the availability of permanent mortgage funds which may render the sale or refinancing of a property difficult or unattractive. In addition, factors such as government regulation (such as zoning and tax laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property.

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

The property owned by the Registrant competes with a substantial number of other apartment complexes. Apartment complexes also compete with single-family housing that is either owned or leased by potential tenants. The principal method of competition is to offer competitive rental rates. Such properties also compete by emphasizing property location, condition and amenities.

The Registrant believes that its property is in compliance in all material respects with federal, state and local regulations regarding hazardous waste and other environmental matters and the Registrant is not aware of any environmental contamination at any of such properties that would require any material capital expenditure by the Registrant for the remediation thereof.

The property is currently not providing sufficient net operating income to the partnership to allow the partnership to service all of its financial obligations due to the lower than anticipated occupancy rates. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Registrant is engaged in the business of acquiring, holding, operating and selling real estate acquired. Accordingly, the presentation of information about industry segments is not applicable and would not be material to an understanding of the Registrant's business taken as a whole.

The Registrant has no employees. Certain services are provided to the Registrant by certain affiliates. See Item 13 and Note 3 to the Consolidated Financial Statements.

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

ITEM 2. PROPERTY

Description of Real Estate:

The following table sets forth the investment portfolio of the Partnership at December 31, 2000. It is the opinion of management that the property has adequate insurance coverage. A discussion of general competitive conditions to which the property is subject is included in Item 1 hereof. The mortgage note payable at December 31, 2000 secured by Superstition Park Apartments is $15,889,787. Full detail of the mortgage is described in Item 8 - "Note 5 - Notes Payable."

                                                Gross
                                              Book Value       Occupancy        Date
Property                Description          of Property         Rate         Acquired
--------                -----------        --------------      ---------      --------

Superstition Park
  Apartments            Apartments
  Tempe, Arizona        376 units          $   20,459,668         89%         July 1999
                                           ==============

Depreciation is taken on the straight-line basis over the estimated useful life of the property (25 years).

Operating Data:

Occupancy Information for Superstition Park for the Years 1996-2000

                                                                     July 1, 1999*
                                                                         through
                                            1996    1997    1998    December 31, 1999    2000
                                            ----    ----    ----    -----------------    ----

Occupancy rate                               N/A     N/A     N/A            93%            89%

Average effective rental rate per unit       N/A     N/A     N/A          $790           $740

*Date of acquisition.

ITEM 3. LEGAL PROCEEDINGS

A tenant of the Glasshouse Square shopping center (sold in 1998) filed an action against the Partnership and the current owner of the Glasshouse Square shopping center in the San Diego Superior Court. This case involves the failure of a sewer line that served the tenant's premises. The tenant alleged that the defendants are liable for the cost of approximately $90,000 to repair the sewer line and $26,000 of profits lost due to this sewer line's failure. The tenant also seeks to recover its attorney's fees and costs in the action under the terms of the lease. The amounts of fees and costs incurred by the tenant are unknown.

The tenant rejected initial attempts to discuss a settlement. The partnership answered the tenant's complaint by filing a cross-complaint for indemnity against the current owner of the property. A motion for a summary judgment on the tenant's complaint is scheduled for hearing on December 14, 2001. Trial is scheduled to begin on January 18, 2002. It is not possible to predict the outcome of the motion or the claims against the current owner of the Glasshouse Square shopping center.

There are no other material pending legal proceedings to which the Registrant is a party or to which its property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND RELATED SECURITY HOLDER MATTERS

(A) There is no established public trading market for Limited Partnership Units, nor is one expected to develop.

(B)      The approximate number of unit holders at November 1, 2001:

                       Title of Class       Number of Record Unit Holders
                       --------------       -----------------------------

                    Income units                        577
                    Growth/shelter units                802
                                                     ------
                                                      1,379
                                                     ======

(C) The Partnership resumed making distributions in 1998 as a result of payments on the San Pedro Note Receivable and the sale of Glasshouse Square Shopping Center. Cash distributions from capital transactions totaled $1,074,693 and all were paid entirely to the Income Unit Holders. No distributions were made in the year ended December 31, 1999. Distributions of $18,715 paid during 2000 represent state income taxes withheld and remitted to the State of California on prior year distributions. Cumulative distributions through December 31, 2000, were $16,905,944, $1,786,307, and $590,957 to the Income, Growth/Shelter,
         and General Partners, respectively.

         See Item 7, Management Discussion and Analysis of Financial Condition and Result of Operations, for information regarding the sources of funds used for cash distributions and for a discussion of factors, if any, which may adversely affect the Registrant's ability to make cash distributions at the same levels in 2001 and thereafter.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's consolidated financial statements and notes thereto appearing in Item 8.

                                                               Year Ended December 31,
Consolidated Income                  ----------------------------------------------------------------------------
Statements                               2000            1999            1998            1997            1996
-------------------                  ------------    ------------    ------------    ------------    ------------

Rental income                        $  2,979,554    $  1,651,793    $  1,551,668    $  2,390,773    $  2,087,301
Interest income                             6,510          34,592          45,915          32,335          32,797
Other income                              113,079         135,306         160,427          84,723          28,057
Expenses                               (4,164,290)     (3,266,482)     (2,069,394)     (2,886,252)     (3,063,489)
Gain on sale of real estate                    --       2,212,935         198,610              --              --
                                     ------------    ------------    ------------    ------------    ------------
Income (loss) before
  extraordinary items                  (1,065,147)        768,144        (112,774)       (378,421)       (915,334)
Extraordinary items*                           --              --         420,418              --              --
                                     ------------    ------------    ------------    ------------    ------------
Net income (loss)**                  $ (1,065,147)   $    768,144    $    307,644    $   (378,421)   $   (915,334)
                                     ============    ============    ============    ============    ============

Net income (loss) per Limited
  Partnership unit:
   Income (loss) before
     extraordinary items             $     (30.79)   $      22.20    $      (3.26)   $     (10.92)   $     (26.42)
   Extraordinary items                         --              --           12.15              --              --
                                     ------------    ------------    ------------    ------------    ------------
   Net income (loss)                 $         --    $      22.20    $       8.89    $     (10.92)   $     (26.42)
                                     ============    ============    ============    ============    ============


Distributions per Limited
  Partnership unit:
   Income Partners                   $       1.06    $         --    $      60.64    $         --    $         --
   Growth/Shelter
     Partners                        $         --    $         --    $         --    $         --    $         --

                                                                  As of December 31,
Consolidated Balance                 --------------------------------------------------------------------------
Sheets                                   2000            1999           1998            1997           1996
--------------------                 ------------    ------------   ------------    ------------   ------------

Real estate, net                     $ 19,356,674    $ 19,889,398   $  1,712,837    $ 10,951,261   $ 11,398,265
Notes receivable, net                          --              --             --         250,000        250,000
Total assets                           20,406,404      21,397,653      2,135,979      12,248,950     12,670,367
Mortgage and promissory
  notes payable                        19,939,787      19,875,000      1,677,715      10,680,255     10,789,414
Partners' equity (deficit)               (575,227)        508,635       (259,509)        507,540        885,961

Net income (loss) per Limited Partnership Unit is computed by dividing net loss allocated to the Limited Partners by the weighted average number of Limited Partnership Units outstanding during the year. Per unit information has been computed based on 34,253 Limited Partnership Units outstanding in 2000 and 1999, 34,275 Limited Partnership Units outstanding in 1998, 34,301 Units outstanding in 1997 and 1996.

 * See Item 7. Management's Discussion and Analysis - Liquidity and Capital Resources - Comparative Analysis and Note 8 to the consolidated financial statements.

** See Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This report contains forward-looking statements that reflect management's current beliefs and estimates of future economic circumstances, industry conditions, the Partnership's performance and financial results. All statements, trend analysis and other information concerning possible or assumed future results of operations of the Partnership and the real estate investments it has made (including, but not limited to, the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations"), constitute forward-looking statements. Unit holders and others should understand that these forward looking statements are subject to numerous risks and uncertainties and a number of factors could affect the future results of the Partnership and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. These factors include local and national economic conditions, the amount of new construction, interest rates on single-family home mortgages, government regulation, price inflation, the level of real estate and other taxes imposed on the properties, labor problems and natural disasters.

Liquidity And Capital Resources

General:

The Partnership's principal capital resources at December 31, 2000 consisted of one apartment complex located in Tempe, Arizona with a depreciated cost of $19,356,674 as of that date. The number of units available was 376 with 335 occupied.

The apartment complex was acquired by the Partnership through a like-kind exchange in 1999. The acquisition was financed through proceeds of approximately $18,600,000 received from the issuance of a mortgage note payable. This note was subsequently refinanced through the issuance of a $16,000,000 mortgage note payable and the issuance of general promissory notes of $4,050,000. See Item 7a
- Quantitative and Qualitative Disclosures About Market Risk. These general promissory notes include a feature, which will allow the holders to potentially share in appreciation of the property, upon certain circumstances being met. There can be no assurances that the property will appreciate in value. The Partnership does not anticipate acquiring additional properties.

Operations have not generated sufficient cash in 2001 to pay all the Partnership's cash flow needs. An affiliate of the general partner has advanced $229,125 through October 31, 2001 to the Partnership to enable it to meet its cash requirements. The property occupancy level at October 31, 2001 was approximately 87%. See Note 2 to the Consolidated Financial Statements. There is no assurance that the general partner will fund the cash short falls of the Partnership in the future.

The property is currently being marketed after a management decision in October 2001 to sell the property. The net proceeds, if any, from the sale will be distributed to income unit holders after all obligations have been paid. It is the general partner's intent to dissolve the Partnership once these distributions have been made. There is no assurance that sufficient, if any, proceeds will be available to satisfy all outstanding obligations of the property or the partnership.

The following sets forth certain information regarding the real estate owned by the Partnership:

Superstition Park Apartments

The apartment complex, which is located in Tempe, Arizona, had an average occupancy rate of 89% in 2000 and 93% in 1999. This property generated net operating income of approximately $1,441,000 in 2000 and approximately $1,064,000 for the nine months ended September 30, 2001.

Debt service payments for this property were approximately:

                                             2000           1999
                                         ------------   ------------
Principal
     Mortgage note - original            $         --   $         --(1)
     Mortgage note - refinanced               110,000             --
     Participation notes                           --             --

Interest
     Mortgage notes - original                     --        465,000
     Mortgage notes - refinanced            1,259,000         56,000
     Participation notes                      405,000             --

(1) - The original mortgage note was refinanced prior to any scheduled principal payments. Principal payments of approximately $18,600,000 is included in the Statement of Cash Flows.

The mortgage had a principal balance of approximately $15,890,000 at December 31, 2000. The last principal payment on the underlying mortgage is due January 2010.

The outstanding balance of the participation notes were $4,050,000 at December 31, 2000. These notes contain a participation feature whereas the holder of the notes could possibly share in the appreciation of the real estate investment at the time that the property is sold. The property will have to be sold for more than $21,500,000 before the holders of these notes will share in the any appreciation. At December 31, 2000 the Company has not recorded a participation liability for this participation feature as management has estimated that the appreciation of the real investment over the term of these notes will be minimal, if any. The actual appreciation in the real estate investment could differ from management's estimated resulting in a future liability. These note agreements further preclude the Partnership from making distributions in excess of capital contributions, unless all the principal and interest then due on these notes are paid in full, except for state tax obligations of foreign partners. The senior participation note agreements call for additional capital contributions to be made by the general partner in years three through five in the event that the Partnership is in default of the interest payments. However the failure to make current interest payments will not cause an event of default unless the Partnership has received sufficient funds from the property. These additional contributions are to be used to make payment on the accrued interest.

During the first three quarters of 2001, the Partnership did not acquire additional properties.

The Partnership requires cash to pay its operating expenses and for periodic distributions to its unit holders. The following table sets forth information regarding cash distributions paid to unit holders during the years shown:

                               For the Year Ended   For the Year Ended   For the Year Ended
                               December 31, 2000    December 31, 1999    December 31, 1998
                               ------------------   ------------------   ------------------

Income units                     $       18,715       $           --       $    1,074,693
Growth/Shelter units                         --                   --                   --
                                 --------------       --------------       --------------
                                 $       18,715       $           --       $    1,074,693
                                 ==============       ==============       ==============

The above listed distributions were paid out of current year and prior undistributed cash flow. See Note 7 to the Consolidated Financial Statements.

The principal sources of cash available for the payment of expenses and distributions are: (i) net rental revenues generated by the Partnership's real estate, (ii) interest income earned on temporary investments, (iii) undistributed cash held by the Partnership and (iv) advances from the general partner to pay interest on the senior participation notes. Future distributions to unit holders will depend on the amount of net rental income and interest income earned by the Partnership and the amount of undistributed cash it holds. The Partnership believes that the cash provided by net rental income and interest income, supplemented, if necessary, by cash-on-hand, will be adequate to meet its projected short-term and long-term liquidity requirements. Under the terms of its Partnership Agreement, the Partnership has the authority to enter into short-term and long-term debt financing arrangements. The Partnership currently has entered into such arrangements for purposes of debt service payments on the senior participation notes, but not for making distributions and repurchasing units. The Partnership is not authorized to issue additional units to meet short-term or long-term liquidity requirements.

Asset Quality:

It is the policy of the Partnership to make a periodic review of its real estate, and adjust, when necessary, the carrying value of such real estate. Each real estate property held by the Partnership is recorded at the lower of cost or fair value.

The fair value of all real estate owned by the Partnership is based on management's best estimate of the fair value of the properties, which may vary from the ultimate value realized from these properties.

Management reviews each property for impairment whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. The review of recoverability is based on an estimate of undiscounted future cash flows expected to result from its use and eventual disposition. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated value.

Based on the foregoing methodology, valuation and reviews performed during 2000 indicated that the carrying value of the Partnership's real estate recorded on the balance sheet at December 31, 2000, required no adjustment.

Comparative Analysis:

Cash provided by (used in) operating activities was ($25,400), ($521,340) and $492,989 for the twelve months ended December 31, 2000, 1999 and 1998, respectively.

For 2000, net loss included significant non-cash charges of depreciation and amortization of $842,344. Additionally, cash was provided by a decrease in escrow reserves of $121,649, a decrease in prepaid expenses and other assets of $52,236 and an increase in accrued mortgage interest of $151,085. These sources of cash from operations were partially offset by a decrease in accounts payable and accrued expenses of $93,855, a decrease in other payables of $20,422, and a decrease in property taxes of $12,960.

For 1999, net income included significant non-cash charges of depreciation and amortization of $574,277, and non-cash expenses on the acquisition of Superstition Park Apartments of $113,312. In addition, net income included a gain on sale of real estate of $2,212,935. Additionally, cash was provided by a decrease in prepaid expenses and other assets of $42,735, an increase in accounts payable and accrued expenses of $130,156 and an increase in accrued mortgage interest of $317,860. The sources of cash from operations were partially offset by an increase in escrow reserves of $226,387.

For 1998, net income included significant non-cash charges of depreciation and amortization of $317,679 and non-cash expenses on the sale of the Glasshouse Center Shopping Center of $157,678. These non-cash charges were offset by the gain on sale of real estate of $198,610 and extraordinary gain on debt forgiveness of $420,418. Additionally, cash was provided by a decrease in notes receivable of $250,000, and an increase in accrued property taxes of $64,473. The sources of cash from operations were partially offset by an increase in escrow reserves of $54,826.

For 2000, the cash used in investing activities was $206,105 which was used primarily to purchase equipment and building improvements. For 1999, the Partnership received proceeds from the sale of Washington Towne Apartments of $1,914,994 and used cash of $1,900,147 in the acquisition of Superstition Park Apartments, resulting in net cash provided by investing activities of $14,487. For 1998, the Partnership received $538,258 from the sale of notes receivable previously held by the Partnership, and $240,513 from the sale of the real estate. These sources of cash were partially offset by cash used in the purchase of equipment and building improvements of $84,461, resulting in net cash provided by investing activities of $694,130.

For 2000, cash flows from financing activities consisted primarily of proceeds received from participating notes payable of $175,000 and principal payments made on mortgage notes payable of $110,213. For 1999, the Partnership received cash advances from mortgage notes payable and participating notes payable of $19,875,000, and made payments on mortgage notes payable of $18,636,558. In addition the Partnership used cash of $607,287 for borrowing costs. For 1998, the Partnership made cash distributions of $1,074,693 and principal payments of $56,054.

Should operations deteriorate and present resources not be adequate for current needs, the Partnership has no outside lines of credit on which to draw for its working capital needs. Neither the General Partner and its affiliates nor Meridian Realty Advisors, Inc. has any obligation to provide financial support to the Partnership, although they have been providing some financial support since year-end. Accordingly, continued operations of the Partnership is dependent on the Partnership being able to generate cash flow from operations or sale of its remaining operating property or negotiated reductions in requirements related to outstanding debt obligations. If the Partnership is unable to either generate sufficient operating cash flows or ultimately renegotiate its debt structure, the Partnership would have to restructure its agreement with the note holders.

Results Of Operations

The tables below compare the results of operations for each year shown:

                                                     For the Year Ended   For the Year Ended   For the Year Ended
                                                     December 31, 2000    December 31, 1999    December 31, 1998
                                                     ------------------   ------------------   ------------------

Revenues:
   Rental income                                       $     2,979,554      $     1,651,793     $     1,551,668
   Other income                                                113,079              135,306             160,427
   Interest income on cash and cash equivalents                  6,510               34,592              45,915
                                                       ---------------      ---------------     ---------------
                                                             3,099,143            1,821,691           1,758,010
                                                       ---------------      ---------------     ---------------

Expenses:
   Depreciation and amortization                               842,344              574,277             317,679
   Interest expense                                          1,664,253            1,524,937             542,586
   Property tax expense                                        152,384              127,755             118,876
   Property operations expense                                 994,021              593,663             651,289
   Bad debts                                                    46,571               17,400              43,163
   General and administrative expenses                         299,552              353,381             317,727
   Property management fees - affiliates                       165,165               75,069              78,074
                                                       ---------------      ---------------     ---------------
                                                             4,164,290            3,266,482           2,069,394
                                                       ---------------      ---------------     ---------------

Gain on sale of real estate                                         --            2,212,935             198,610
                                                       ---------------      ---------------     ---------------
Gain on debt forgiveness                                            --                   --             420,418
                                                       ---------------      ---------------     ---------------

Net income (loss)                                      $    (1,065,147)     $       768,144     $       307,644
                                                       ===============      ===============     ===============

                                              Increase (Decrease)  Increase (Decrease)
                                                   From 1999            From 1998
                                              -------------------  -------------------
Revenues:
   Rental income                                $     1,327,761      $       100,125
   Other income                                         (22,227)             (25,121)
   Interest income on cash                              (28,082)             (11,323)
                                                ---------------      ---------------
                                                      1,277,452               63,681
                                                ---------------      ---------------
Expenses:
   Depreciation and amortization                        268,067              256,598
   Interest expense                                     139,316              982,351
   Property tax expense                                  24,629                8,879
   Property operations expense                          400,358              (57,626)
   Bad debts                                             29,171              (25,763)
   General and administrative expenses                  (53,829)              35,654
   Property management fees - affiliates                 90,096               (3,005)
                                                ---------------      ---------------
                                                        897,808            1,197,088
                                                ---------------      ---------------

Gain on sale of real estate                          (2,212,935)           2,014,325
                                                ---------------      ---------------
Gain on debt forgiveness                                     --             (420,418)
                                                ---------------      ---------------

Net income (loss)                               $    (1,833,291)     $       460,500
                                                ===============      ===============

Revenues:

Rental revenues were $2,979,554, $1,651,793 and $1,551,668 for the years ended December 31, 2000, 1999 and 1998, respectively.

The Partnership acquired Superstition Park Apartments, a 376-unit apartment complex, in July of 1999 resulting in an increase of revenues from 1999 to 2000 of $1,327,761. Prior to April of 1999 the Partnership held an ownership interest in Washington Towne Apartments, a 148-unit apartment complex. The sale of the Washington Towne Apartments in April of 1999, and the subsequent purchase of the Superstition Park Apartments in July of 1999 resulted in an increase in rental revenues of $100,125 from 1998 to 1999.

Interest income decreased $28,082 and $11,323, from 1999 to 2000, and from 1998 to 1999, respectively.

Interest income for the year ended December 31, 1999 was largely attributable to the proceeds received from the sale of the Washington Towne Apartments which were held in an interest bearing escrow account until the Superstition Park Apartments were acquired, in addition to the interest earned on funds held in escrow pending the completion of the participating notes payable offering. The Partnership did not earn similar type interest during the year ended December 31, 2000.

Interest income for the year ended December 31, 1998 was largely attributable to interest bearing notes receivable held by the Partnership. The notes receivable were paid off in 1998 resulting in a decrease in interest income in 1999.

Other income decreased by $22,227 and $25,221 from 1999 to 2000, and 1998 to 1999, respectively. Other income consists of late charges, returned check charges, cable television charges and storage charges.

Expenses:

Interest expense was $1,664,253, $1,524,937 and $542,586 for the years ended December 31, 2000, 1999 and 1998, respectively.

Interest expense for the year ended December 31, 2000 includes a full year of interest on the mortgage note payable collateralized by the Superstition Park Apartments, and the general participating notes payable. Interest expense for the year ended December 31, 1999 includes a partial year of interest on mortgage notes payable collateralized by the Superstition Park Apartments, but does not include any interest on the participating notes payable that were effective December 31, 1999. Interest expense for the year ended December 31, 1999 does include interest charges of $325,000 incurred upon refinancing the original note payable entered into upon acquiring the Superstition Park Apartments.

Interest expense for the year ended December 31, 1998 includes interest incurred on the mortgage notes payable collateralized by real estate sold during the years ended December 31, 1999 and 1998. The carrying amount of the related notes payable were less than the carrying amount of the notes payable associated with Superstition Park Apartments.

The Partnership sold the Washington Town Apartments in 1999 resulting in a gain of $2,212,935 and the Glasshouse Square Shopping Center in 1998 resulting in a gain of $198,610. There were no sales during the year ended December 31, 2000.

Depreciation and amortization expense was $842,344, $574,277 and $317,679 for the years ended December 31, 2000, 1999 and 1998, respectively.

The increase in depreciation and amortization expense from 1999 to 2000 is attributable to the Superstition Park Apartments being held by the Partnership for the entire year, versus for only six months in 1999. In addition the Partnership began amortizing debt issuance cost associated with notes payable during 2000, when there was no such amortization in 1999.

The increase in depreciation and amortization expense from 1998 to 1999 is due to the acquisition of Superstition Park Apartments in 1999. The acquisition and carrying cost of Superstition Park Apartments is significantly higher than the acquisition and carrying cost of the Washington Towne Apartments.

Property tax expense was $152,384, $127,755 and $118,876 for the years ended December 31, 2000, 1999 and 1998, respectively. The increase in property expense from 1999 to 2000 is a result of holding the Superstition Park Apartments for the entire year in 2000, versus for only six months in 1999, and the disposal of the Washington Towne Apartments in 1999. The acquisition of the Superstition Park Apartments and the disposal of the Washington Towne Apartments also explain the change in property tax expense from 1998 to 1999.

Other property operations expenses were $994,021, $593,663 and $651,289 for the years ended December 31, 2000, 1999 and 1998, respectively. The increase in other property operations expense from 1999 to 2000 is a result of the Superstition Park Apartments being operational for the entire 2000 year, when it was only operational for six months in 1999. In addition, there were approximately three months in 1999 where the Partnership held no real estate and thus incurred no other property operations expenses, which resulted in a decrease of these expenses from 1998 to 1999. In addition, the Superstition Park Apartments is a 376 unit complex, and the Washington Towne Apartments was a 148 unit complex, resulting in higher other property operations expenses being incurred by the Partnership.

General and administrative expenses, both non-affiliates and affiliates, were $299,552, $353,381 and $317,727 for the years ended December 31, 2000, 1999 and
1998, respectively. The increase in general and administrative expenses in 1999 as compared to 2000 and 1998 is largely attributable to professional fees incurred with the disposal of the Washington Towne Apartments, and the acquisition of the Superstition Park Apartments.

Property management fees - affiliates were $165,165, $75,069 and $78,074 for the years ended December 31, 2000, 1999 and 1998, respectively. The increase in property management fees - affiliates from 1999 to 2000 is a result of an increase in property management fees assessed the Partnership.

New Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133 (SFAS 138) in June 8, 1998 and June 2000, respectively. These statements provide new accounting and reporting standards for the use of derivative instruments and are effective for years beginning after June 15, 2000. The adoption of this statement on January 1, 2001, did not have a material impact on the Partnership's financial statements.

In July 2001 SFAS 141, Business Combinations, and SFAS 142 Goodwill and Other Intangible Assets, were issued. These pronouncements provide that all business combinations initiated after June 30, 2001 be accounted for using the purchase method and that goodwill be reviewed for impairment rather than amortized, beginning on January 1, 2002. The Company does not believe that the adoption of these pronouncements will have a material effect on its financial statements. Any business combination transactions in the future would be accounted for under this new guidance.

In September 2001, the FASB issued SFAS 143, Asset Retirement Obligations. This Statement addressed financial accounting and reporting for obligation associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement will be effective for the Company's fiscal year ending December 2003. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In August 2001, the FASB issued SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Statement will be effective for the Company's fiscal year ending December 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is interest rate risk. The Partnership's exposure to market risk for changes in interest rates relates primarily to its long-term borrowings used to fund expansion of the Partnership's real estate portfolio. The Partnership's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Partnership borrows primarily at fixed rates. The Partnership does not enter into derivative instrument transactions for speculative purposes.

At December 31, 2000, the Partnership's long-term borrowings secured by real estate consisted of fixed-rate financing, in addition to it's other long-term borrowings which also consisted of fixed rate financing. The Partnership had no short-term financing at December 31, 2000.

The table below presents principal amounts and weighted average interest rates by year of maturity for the Partnership's borrowings:

                              2001           2002           2003           2004           2005        Thereafter       Total

Fixed rate borrowings
secured by real estate    $    131,258   $    141,972   $    153,562   $    162,564   $    179,368   $ 15,121,063   $ 15,889,787
                                 7.765%         7.765%         7.765%         7.765%         7.765%         7.765%         7.765%

Fixed rate borrowings
 - other                  $         --   $         --   $         --   $  4,050,000   $         --   $         --   $  4,050,000
                                    10%            10%            10%            10%            10%            10%            10%

It is estimated that the above interest rates approximate market rates and that the carrying value of the long-term borrowings approximates their fair value.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                          Page
                                                                                         Number
                                                                                         ------

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

     Independent Auditor's Report, December 31, 2000, 1999, and 1998..................     F1

     Consolidated Balance Sheets at December 31, 2000 and 1999........................     F2

     Consolidated Statements of Operations for the Years Ended
       December 31, 2000, 1999 and 1998...............................................     F3

     Consolidated Statement of Partners' Equity (Deficit) for the Years Ended
       December 31, 2000, 1999 and 1998...............................................     F4

     Consolidated Statements of Cash Flows for the Years Ended
       December 31, 2000, 1999 and 1998...............................................     F5

     Notes to Consolidated Financial Statements.......................................     F7

Consolidated Supplementary Data:

     Schedule of Valuation and Qualifying Accounts....................................     F17

     Schedule of Real Estate Investments and Accumulated Depreciation and
       Amortization...................................................................     F18

     Schedule of Mortgage Loans on Real Estate........................................     F20

                          INDEPENDENT AUDITOR'S REPORT


To the Partners
University Real Estate Partnership V
Dallas, Texas

We have audited the accompanying consolidated balance sheet of University Real Estate Partnership V and subsidiary (the "Partnership") as of December 31, 2000, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Partnership for the years ended December 31, 1999 and 1998 were audited by Wallace Sanders & Company, whose partners merged with McGladrey & Pullen, LLP on September 6, 2000 and whose report dated April 10, 2000 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of University Real Estate Partnership V as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In connection with our audit of the consolidated financial statements referred to above, we have audited the accompanying financial schedules listed under item 14(a)(2) for the year ended December 31, 2000. In our opinion, these financial schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information stated therein.

The accompanying consolidated financial statements have been prepared assuming the Partnership will continue as a going concern. As described in Note 2 of the consolidated financial statements, the Partnership does not generate sufficient cash for its working capital and debt service needs. As a result, there is substantial uncertainty regarding the Partnership's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Dallas, Texas
November 1, 2001





                                       F1

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

                           CONSOLIDATED BALANCE SHEETS


                                                                                     December 31,
                                                                             ---------------------------
ASSETS                                                                           2000           1999
------                                                                       ------------   ------------

Real estate investments (Note 4)
     Land                                                                    $  2,045,356   $  2,045,356
     Buildings and improvements                                                18,414,312     18,208,206
                                                                             ------------   ------------
                                                                               20,459,668     20,253,562

     Less:  Accumulated depreciation and amortization                          (1,102,994)      (364,164)
                                                                             ------------   ------------
                                                                               19,356,674     19,889,398
                                                                             ------------   ------------

Cash (including $51,619 and $50,024 for security deposits at
  December 31, 2000 and 1999, respectively)                                       280,804        317,630
Accounts receivable                                                                 5,428          6,632
Other receivables - related parties (Note 3)                                       33,073         27,564
Deferred borrowing costs, net of accumulated amortization of
  $103,514 and $0 at December 31, 2000 and 1999, respectively (Note 6)            515,168        607,287
Escrows                                                                           215,257        336,906
Prepaid expenses and other assets                                                      --        212,236
                                                                             ------------   ------------
                                                                             $ 20,406,404   $ 21,397,653
                                                                             ============   ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Mortgage notes payable (Note 5)                                              $ 15,889,787   $ 16,000,000
Participating notes payable (Note 5)                                            4,050,000      3,875,000
Accrued mortgage interest                                                         206,872         55,787
Accrued property taxes                                                             76,192         89,152
Accounts payable and other accrued expenses                                       107,176        201,031
Other payable - related parties (Note 3)                                           39,178         59,600
Prepaid rent                                                                       12,047          9,667
Security deposits                                                                  51,622         50,024
Subordinated real estate commissions (Note 3)                                     548,757        548,757
                                                                             ------------   ------------
                                                                               20,981,631     20,889,018
                                                                             ------------   ------------

Partners' equity (deficit):
     Limited Partners - 50,000 units authorized; 34,253 units issued and
       outstanding (17,723 Income units and 16,530 Growth/Shelter units)          (29,105)     1,044,106
     General Partner                                                             (546,122)      (535,471)
                                                                             ------------   ------------
                                                                                 (575,227)       508,635
                                                                             ------------   ------------
                                                                             $ 20,406,404   $ 21,397,653
                                                                             ============   ============


See accompanying notes to consolidated financial statements.


                                       F2

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                For the Years Ended December 31,
                                                          --------------------------------------------
                                                              2000            1999            1998
                                                          ------------    ------------    ------------

Revenues:
    Rental income                                         $  2,979,554    $  1,651,793    $  1,551,668
    Other income                                               113,079         135,306         160,427
    Interest                                                     6,510          34,592          45,915
                                                          ------------    ------------    ------------

       Total revenues                                        3,099,143       1,821,691       1,758,010
                                                          ------------    ------------    ------------

Expenses:
    Interest                                                 1,664,253       1,524,937         542,586
    Depreciation and amortization                              842,344         574,277         317,679
    Property taxes                                             152,384         127,755         118,876
    Other property operations                                  994,021         593,663         651,289
    Bad debts                                                   46,571          17,400          43,163
    Property management fees - affiliates (Note 3)             165,165          75,069          78,074
    General and administrative                                 159,874         215,881         197,727
    General and administrative - affiliates (Note 3)           139,678         137,500         120,000
                                                          ------------    ------------    ------------

       Total expenses                                        4,164,290       3,266,482       2,069,394
                                                          ------------    ------------    ------------

Net loss, prior to gain on sale of real estate              (1,065,147)     (1,444,791)       (311,384)
                                                          ------------    ------------    ------------

Gain on sale of real estate                                         --       2,212,935         198,610
                                                          ------------    ------------    ------------

Income (loss) before extraordinary item                     (1,065,147)        768,144        (112,774)

Extraordinary item - gain on debt forgiveness                       --              --         420,418
                                                          ------------    ------------    ------------

Net income (loss)                                         $ (1,065,147)   $    768,144    $    307,644
                                                          ============    ============    ============

Net income (loss) allocable to General Partner            $    (10,651)   $      7,681    $      3,076
Net income (loss) allocable to Limited Partners             (1,054,496)        760,463         304,568
                                                          ------------    ------------    ------------

Net income (loss)                                         $ (1,065,147)   $    768,144    $    307,644
                                                          ============    ============    ============

Net income (loss) per Limited Partnership Unit:
    Income (loss) before extraordinary item               $     (30.79)   $      22.20    $      (3.26)
    Extraordinary item                                              --              --           12.15
                                                          ------------    ------------    ------------
    Net income (loss)                                     $     (30.79)   $      22.20    $       8.89
                                                          ============    ============    ============


See accompanying notes to consolidated financial statements.


                                       F3

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)


                                                                    Total
                                                                   Partners'
                                    General         Limited         Equity
                                    Partner        Partners        (Deficit)
                                 ------------    ------------    ------------

Balance at December 31, 1997     $   (546,228)   $  1,053,768    $    507,540

Net Income                              3,076         304,568         307,644

Distributions                              --      (1,074,693)     (1,074,693)
                                 ------------    ------------    ------------

Balance at December 31, 1998         (543,152)        283,643        (259,509)

Net income                              7,681         760,463         768,144
                                 ------------    ------------    ------------

Balance at December 31, 1999         (535,471)      1,044,106         508,635

Net (loss)                            (10,651)     (1,054,496)     (1,065,147)

Distributions                              --         (18,715)        (18,715)
                                 ------------    ------------    ------------

Balance at December 31, 2000     $   (546,122)   $    (29,105)   $   (575,227)
                                 ============    ============    ============


See accompanying notes to consolidated financial statements.


                                       F4

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   For the Years Ended December 31,
                                                           --------------------------------------------
                                                               2000            1999            1998
                                                           ------------    ------------    ------------

Cash flows from operating activities:
    Cash received from tenants                             $  3,093,772    $  1,735,727    $  1,589,643
    Cash paid to suppliers                                   (1,447,170)       (966,772)       (945,805)
    Interest received                                             6,510          34,592          45,914
    Interest paid                                            (1,513,168)     (1,207,077)       (492,360)
    Property taxes paid                                        (165,344)       (117,810)        (54,403)
    Proceeds from note receivable                                    --              --         350,000
                                                           ------------    ------------    ------------

Net cash provided by (used in) operating activities             (25,400)       (521,340)        492,989
                                                           ------------    ------------    ------------

Cash flows from investing activities:
    Investment in real estate                                  (206,103)     (1,900,147)        (84,641)
    Proceeds on sale of real estate                                  --       1,914,994         240,513
    Proceeds from purchasers note receivable                         --              --         538,258
                                                           ------------    ------------    ------------

Net cash provided by (used in) investing activities            (206,103)         14,847         694,130
                                                           ------------    ------------    ------------

Cash flows from financing activities:
    Principal payments on mortgage notes payable               (110,213)    (18,636,558)        (56,054)
    Advances on mortgage notes and participating notes
      payable                                                   175,000      19,875,000              --
    Refund on mortgage refinancing                              160,000              --              --
    Deferred borrowing costs                                    (11,395)       (607,287)             --
    Distributions                                               (18,715)             --      (1,074,693)
                                                           ------------    ------------    ------------

Net cash provided by (used in) financing activities             194,677         631,155      (1,130,747)
                                                           ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH                                 (36,826)        124,662          56,372

CASH AT BEGINNING OF YEAR                                       317,630         192,968         136,596
                                                           ------------    ------------    ------------

CASH AT END OF YEAR                                        $    280,804    $    317,630    $    192,968
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


                                       F5

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Reconciliation of Net Income (Loss) to Net Cash
                   Provided by (Used in) Operating Activities


                                                                      For the Years Ended December 31,
                                                               --------------------------------------------
                                                                   2000            1999            1998
                                                               ------------    ------------    ------------

Net income (loss)                                              $ (1,065,147)   $    768,144    $    307,644
                                                               ------------    ------------    ------------

Adjustments to reconcile net income (loss) to net cash
 provided by (used in)
  operating activities:
    Depreciation and amortization                                   738,830         574,277         317,679
    Gain on sale of real estate                                          --      (2,212,935)       (198,610)
    Extraordinary gain on debt forgiveness                               --              --        (420,418)
    Amortization of deferred borrowing costs                        103,514              --          21,883
    Non-cash expenses on sale of Glasshouse Square                       --              --         157,678
    Non-cash income on sale of Washington Towne                          --          (4,475)             --
    Non-cash expenses on acquisition of Superstition Park                --         113,312              --
    (Increase) decrease in operating assets:
       Accounts and other receivables                                (4,305)        (17,536)        (15,392)
       Prepaid expenses and other assets                             52,236          42,735           6,323
       Escrows                                                      121,649        (226,387)        (54,826)
       Notes receivable                                                  --              --         250,000
    Increase (decrease) in operating liabilities:
       Accounts payable and accrued expenses                        (93,855)        130,156          24,232
       Other payables                                               (20,422)             --              --
       Prepaid rent                                                   2,380           9,289              --
       Accrued mortgage interest                                    151,085         317,860          28,343
       Accrued property taxes                                       (12,960)          9,945          64,473
       Security deposits                                              1,595         (25,725)          3,980
                                                               ------------    ------------    ------------

          Total adjustments                                       1,039,747      (1,289,484)        185,345
                                                               ------------    ------------    ------------

Net cash provided by (used in) operating activities            $    (25,400)   $   (521,340)   $    492,989
                                                               ============    ============    ============


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

The Partnership was formed to acquire, operate and ultimately dispose of a diversified portfolio of income-producing property. The Partnership shall continue through December 2027 unless terminated sooner.

Principles of Consolidation

On September 13, 1995, the Partnership contributed the Washington Towne Apartments to an affiliated entity, Washington Towne Apartments, LLC ("WTA"), a Georgia limited liability company. The Partnership is the 99% member and Washington Towne, Inc. ("WT") is the 1% managing member of WTA. The Partnership is the owner of all the capital stock of WT. Therefore, the Partnership effectively retained a 100% interest in the Washington Towne Apartments.

On June 25, 1999, Meridian Superstition Park Investors, LLC ("MSPI"), an Arizona limited liability company, was formed, as a wholly owned limited liability company, by WTA.

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

On July 20, 1999, the Partnership assigned 99% of the 100 shares of capital stock it owned in WT to MSP Genpar, Inc. ("MSP"), a Texas corporation, in order to satisfy the new lender's structural requirements with respect to the refinancing of Superstition Park Apartments. The Partnership retained 1 share of capital stock in WT. In return for the assignment of 99 shares of stock to MSP, the Partnership receives all of the economic benefit that is normally allocated to MSP. MSP is owned by affiliates of the General Partner of the Partnership. After the stock transfer, WT assigned 0.99% of its 1% member interest in WTA to MMFI 99-IV. Therefore, WT is the 0.01% managing member of WTA and MMFI 99-IV is 99.99% member of WTA.

MEI and MSP are effectively minority interest partners, as these entities are not wholly owned by the Partnership. In accordance with various provisions of the Partnership's limited partnership agreement no income (loss) allocations or cash distributions will be made to MSP or MEI. These minority interests are considered insignificant to the consolidated financial statements.

The consolidated financial statements include the accounts of the Partnership, MMFI 99-IV, WT, WTA, and its wholly owned subsidiary, Meridian Superstition Investors, LLC. All significant inter-entity transactions have been eliminated.



                                       F7

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Real Estate Investments

Real estate investments and improvements are recorded at the lower of cost or fair value. Improvements are capitalized and repairs and maintenance are charged to operations as incurred.

Management reviews each property for impairment whenever events or changes in circumstances indicate that the carrying value of a property may not be recoverable. The review of recoverability is based on an estimate of undiscounted future cash flows expected to result from its use and eventual disposition. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated fair value. There were no impairment losses recorded in any of the years ended December 31, 2000, 1999 or 1998.

Depreciation

Buildings and improvements are depreciated using the straight-line method over 5 to 25 years.

Long-Lived Assets to be Disposed of:

The Company follows Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS No. 121) and Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS No.
121) in recording income properties. At December 31, 2000, there has been no impairment loss recorded and no adjustment is required to reduce cost to fair value less estimated selling costs.

Under the accounting standards mentioned above real estate assets held for sale are to be reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. If indications are that the carrying amount of an asset may not be recoverable, SFAS No. 121 requires an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the assets, an impairment loss must be recognized to write down the assets to its estimated fair value.

Preparation of estimated expected future cash flows is inherently subjective and is based on management's best estimate of current conditions and assumptions about expected future conditions, including future costs of development, selling prices and the rate at which residential units are sold. It is reasonably possible that the estimates of future expected cash flows or the fair value of certain of the Company's property will be reduced in the near term due to changes in economic conditions or competitive pressures.

Cash

At various times during the year, the Partnership maintained cash balances at financial institutions in excess of federally insured amounts. The Partnership has not experienced any losses due to this.

Deferred Borrowing Costs

Loan fees for long-term financing of real property are capitalized and amortized over the terms of the related mortgage note payable using the effective interest method.

Revenue Recognition

The Partnership leases its residential property under short-term operating leases. Lease terms generally are less than one year in duration. Rental income is recognized as earned. During the years ended December 31, 1999 and 1998 the Partnership had leased its commercial property under non-cancelable operating leases that expired over the succeeding 10-year period. Some of these leases provided concessions and periods of escalating or free rent. Rental income was recognized on a straight-line basis over the life of the lease. The excess of the rental income recognized over the


                                       F8

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

contractual rental payments due was recorded as accrued rent receivable. There were no such leases held during the year ended December 31, 2000.

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

The tax basis of the Partnership's assets and liabilities was less than the reported amounts by approximately $2,274,000 and $1,436,000 at December 31, 2000 and 1999, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management has estimated that any appreciation of the real estate investment over the term of the notes payable that contain a participation feature would be insignificant and thus no participation liability needs to be recorded for the participation feature. Actual results could differ from those estimates.

Financial Instruments

The carrying amounts of financial instruments approximate fair value because of their short maturity or because their related interest rates approximate market rates.

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

Net Income (Loss) Per Limited Partnership Unit

Net loss per Limited Partnership Unit is computed by dividing net loss allocated to the Limited Partners by the weighted average number of Limited Partnership Units outstanding during the year. Per unit information has been computed based on 34,253 Limited Partnership Units outstanding in 2000 and 1999 and 34,275 Limited Partnership Units outstanding in 1998.



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

NOTE 2 - LIQUIDITY

The Partnership's principal capital resources at December 31, 2000 consisted of one apartment complex located in Tempe, Arizona with a depreciated cost of $19,356,674 as of that date. The number of units available was 376 with 335 occupied.

The apartment complex was acquired by the Partnership through a like-kind exchange in 1999. The acquisition was financed through proceeds of approximately $18,600,000 received from the issuance of a mortgage note payable. This note was subsequently refinanced through the issuance of a $16,000,000 mortgage note payable and the issuance of general promissory notes of $4,050,000. See Item 7a
- Quantitative and Qualitative Disclosures About Market Risk. These general promissory notes include a feature, which will allow the holders to potentially share in appreciation of the property, upon certain circumstances being met. There can be no assurances that the property will appreciate in value. The Partnership does not anticipate acquiring additional properties.

The Partnership has no outside lines of credit on which to draw for its working capital needs. Neither the General Partner and its affiliates nor Meridian Realty Advisors, Inc. have any obligation to provide financial support to the Partnership, except as required by the senior participation note agreements. (See note 5.) Accordingly, continued operations of the Partnership is dependent on the Partnership being able to generate cash flow from operations or sale of its remaining operating property or negotiated reductions in requirements related to outstanding debt obligations. If the Partnership is unable to either generate sufficient operating cash flow or renegotiate its debt structure, the Partnership could be forced to curtail or cease its operations.

Operations have not generated sufficient cash in 2001 to pay the expenses of the partnership. Subsequent to year end an affiliate of the general partner has advanced $229,125 through October 31, 2001 to the Partnership to enable it to meet its cash requirements. There is no assurance that the general partner will fund the debt service of the senior participation notes in the future. The property occupancy level at October 31, 2001 was approximately 87%.

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



                                      F10

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

NOTE 3 - TRANSACTIONS WITH AFFILIATES

Subordinated Real Estate commissions

Under the Partnership Agreement, the General Partner or an affiliate is entitled to a subordinated real estate commission upon the sale of partnership properties. Payment of the commission is subordinated to distributions to the Limited Partners of original invested capital plus a 9% per annum cumulative return. Subordinated real estate commissions payable totaled $548,757 at December 31, 2000 and 1999, respectively.

Compensation and Cost Reimbursement

Compensation and reimbursements paid to or accrued for the benefit of OSGPC and affiliates for the years ending December 31:

                                                              2000           1999           1998
                                                          ------------   ------------   ------------

Asset management fee                                      $    165,165   $     75,069   $     78,074
Charged to general and administrative expense:
     Partnership and Financial administration, data
       processing, accounting and tax reporting, and
       investor relations                                      139,678        137,500        120,000
                                                          ------------   ------------   ------------
Total compensation and reimbursements                     $    304,843   $    212,569   $    198,074
                                                          ============   ============   ============

Other

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




                                      F11

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

NOTE 4 - REAL ESTATE INVESTMENTS

The cost and accumulated depreciation of the Partnership's real estate investments held at December 31, 2000 and 1999, is set forth in the following tables:

                                      Number                    Buildings and   Accumulated
                                     of Units         Land       Improvements   Depreciation       Total
                                   ------------   ------------  -------------   ------------    ------------

2000
Superstition Park Apartments                376   $  2,045,356   $ 18,414,312   $ (1,102,944)   $ 19,356,724
                                                  ============   ============   ============    ============

1999
Superstition Park Apartments*               376   $  2,045,356   $ 18,208,206   $   (364,164)   $ 19,889,398
                                                  ============   ============   ============    ============

*Acquired in July 1999

NOTE 5 - NOTES PAYABLE

The following is a summary of notes payable.

                                                                                           December 31,
                                                                                -----------------------------------
                                                                                     2000                1999
                                                                                ---------------    ----------------

Mortgage payable bearing interest at 7.765%, secured by real estate investments, payable in monthly installments of principal and interest of
$114,792; maturing January 2010.                                                $    15,889,787    $     16,000,000

Non-recourse 10% general obligation promissory notes, maturing December 31, 2004 with an option to extend the maturity date to December 31, 2006 under different terms and interest payable quarterly. These notes are secured by a security interest in the Partnership's 0.1% Class B voting limited partnership interest in MMF1 99-IV.

The notes contain a participation feature whereas the holder of the notes could possibly share in the appreciation of the real estate investment at the time that the property is sold. The property will have to be sold for more than $21,500,000 before the holders of these notes will share in the any appreciation. The Company has not recorded a participation liability for this participation feature as management has estimated that the appreciation of the real investment over the term of these notes will be minimal, if any. The actual appreciation in the real estate investment could differ from management's estimated resulting in a future liability.
These note agreements further preclude the Partnership from making distributions in excess of capital contributions, unless all the principal and interest then due on these notes are paid in full, except for state tax obligations of foreign partners. The senior participation note agreements call for additional capital contributions to be made by the general partner in years three through five in the event that the Partnership is in default of the interest payments. However the failure to make current interest payments will not cause an event of default unless the Partnership has received sufficient funds from the property. (See note 2) These additional
contributions are to be used to make payment on the accrued interest.                 4,050,000           3,875,000
                                                                                ---------------    ----------------
                                                                                $    19,939,787    $     19,875,000
                                                                                ===============    ================


                                    F12

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

Scheduled principal maturities of the notes payable under existing terms are as follows at December 31, 2000:

                           2001                    $       131,258
                           2002                            141,972
                           2003                            153,562
                           2004                          4,212,564
                           2005                            179,368
                           Thereafter                   15,121,063
                                                   ---------------
                           Total                   $    19,939,787
                                                   ===============

NOTE 6 - DEFERRED BORROWING COSTS

The following is a summary of deferred borrowing costs:

                                                                                       December 31,
                                                                              ----------------------------
                                                                                  2000            1999
                                                                              ------------    ------------

Deferred borrowing costs incurred on the 7.765% mortgage payable secured
by real estate investments                                                    $    201,547    $    201,547

Deferred borrowing costs incurred on the 10% non-recourse general
obligation promissory notes                                                        417,135         405,740

Accumulated amortization                                                          (103,514)             --
                                                                              ------------    ------------

                                                                              $    515,168    $    607,287
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

(b) to the General Partner until the General Partner has received 12% of all distributions from other sources; then,

(c)  12% to the General Partner and 88% to all the Limited Partners.



                                      F13

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

During 2000, distributions totaled $18,715 on behalf of foreign Income unit holders pursuant to California state law. During 1999, no distributions were made by the Partnership. During 1998, distributions totaled $1,074,693 to the Income Units.

NOTE 8 - SALE AND ACQUISITION ACTIVITIES

Sale of Glasshouse Square Shopping Center

On May 8, 1998 the Partnership sold the Glasshouse Square Shopping Center to a third party for $10,600,000. The transaction was recorded as follows:

                  Net cash received                           $         240,513
                  Real estate investment                             (9,018,637)
                  Note receivable                                       538,258
                  Other assets, liabilities and expenses               (358,009)
                  Mortgage notes                                      8,796,485
                                                              -----------------
                  Gain                                        $         198,610
                                                              =================

In addition, the Partnership was forgiven of indebtedness totaling $420,418.

A portion of this transaction was accounted for as a non-cash transaction in the accompanying consolidated statements of cash flows.

Sale of Washington Towne Apartments

On April 1, 1999, the Partnership sold Washington Towne Apartments to a third party for $4,100,000. The transaction was recorded as follows:

                   Net cash received                           $       1,914,994
                   Real estate investment                             (1,667,797)
                   Accrued interest                                      275,369
                   Deferred borrowing costs                              (94,100)
                   Other assets, liabilities and expenses                113,312
                   Mortgage notes                                      1,671,157
                                                               -----------------
                   Gain                                        $       2,212,935
                                                               =================

A portion of this transaction was accounted for as a non-cash transaction in the accompanying consolidated statements of cash flows.

Purchase of Superstition Park Apartments

On July 1, 1999, the Partnership purchased Superstition Park Apartments for $20,400,000. The transaction was recorded as follows:

                   Real estate investment                      $      20,253,562
                   Accrued interest                                         (893)
                   Other assets, liabilities and expenses                277,478
                   Mortgage notes                                    (18,630,000)
                                                               -----------------
                   Net cash paid                               $       1,900,147
                                                               =================

A portion of this transaction was accounted for as a non-cash transaction in the accompanying consolidated statements of cash flows.

Considering that the sale of the Washington Towne Apartments, and the purchase of the Superstition Park Apartments took place in 1999, the operating results of the Partnership are not comparable between 1999 and 2000.




                                      F14

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

NOTE 9 - PRO FORMA INFORMATION

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

Pro forma information for the year ended December 31, 1999 has not been completed for the acquisition of Superstition Park Apartments, as the historical information for Superstition Park Apartments is not available.

                                                       1998          Pro Forma            1998
                                                    Historical      Adjustments         Pro Forma
                                                   ------------    ------------       ------------

Revenues:
     Rental income                                 $  1,551,668    $ (1,009,265)(A)   $    542,403
     Interest                                            45,915              --             45,915
     Other income                                       160,427              --            160,427
                                                   ------------    ------------       ------------

                                                      1,758,010      (1,009,265)           748,745
                                                   ------------    ------------       ------------

Expenses:
     Interest                                           542,586        (145,885)(A)        396,701
     Depreciation and amortization                      317,679        (177,935)(A)        139,744
     Property taxes                                     118,876         (49,308)(A)         69,568
     Operating expenses                                 788,871        (708,794)(A)         80,077
     General and administrative                         301,382              --            301,382
                                                   ------------    ------------       ------------

                                                      2,069,394      (1,081,922)           987,472
                                                   ------------    ------------       ------------

Net operating loss                                     (311,384)         72,657           (238,727)

Gain on sale of real estate                             198,610       1,818,714(A)       2,017,324
                                                   ------------    ------------       ------------

Income (Loss) before extraordinary item                (112,774)      1,891,371          1,778,597

Extraordinary item - gain on debt forgiveness           420,418              --            420,418
                                                   ------------    ------------       ------------

Net income                                         $    307,644    $  1,891,371       $  2,199,015
                                                   ============    ============       ============

Net income per Limited Partnership Unit            $       8.89    $      54.63       $      63.52
                                                   ============    ============       ============

Pro forma Adjustments

(A) To remove the revenues and expenses related to Washington Towne Apartments rental operations and record the gain on the sale.


                                      F15

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

NOTE 10 - CONTINGENCIES

A tenant of the Glasshouse Square shopping center (sold in 1998) filed an action against the Partnership and the current owner of the Glasshouse Square shopping center in the San Diego Superior Court. This case involves the failure of a sewer line that served the tenant's premises. The tenant alleged that the defendants are liable for the cost of approximately $90,000 to repair the sewer line and $26,000 of profits lost due to this sewer line's failure. The tenant also seeks to recover its attorney's fees and costs in the action under the terms of the lease. The amounts of fees and costs incurred by the tenant are unknown.

The tenant rejected initial attempts to discuss a settlement. The partnership answered the tenant's complaint by filing a cross-complaint for indemnity against the current owner of the property. A motion for a summary judgment on the tenant's complaint is scheduled for hearing on December 14, 2001. Trial is scheduled to begin on January 18, 2002. It is not possible to predict the outcome of the motion or the claims against the current owner of the Glasshouse Square shopping center.

There are no other material pending legal proceedings to which the Registrant is a party or to which its property is subject.

NOTE 11 - RECLASSIFICATIONS

Certain reclassifications have been made to the prior year's consolidated financial statements in order to conform them to the classifications used for the current year. These reclassifications had no effect on previously reported net income (loss) or partners' equity (deficit).





                                      F16

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                   Year Ended December 31, 2000, 1999 and 1998


                                                                   Additions
                                                         ---------------------------
                                            Balance at    Charged to     Charged to                     Balance at
                                            Beginning     Costs and        Other                          End of
              Description                   of Period      Expenses       Accounts      Deductions        Period
--------------------------------------    ------------   ------------   ------------   ------------    ------------

Year Ended December 31, 2000

     None

Year Ended December 31, 1999

     None

Year Ended December 31, 1998

     Allowance for Doubtful Accounts      $    107,044   $         --   $         --   $   (107,044)   $         --
                                          ============   ============   ============   ============    ============

     Allowance for Note Receivable        $    100,000   $         --   $         --   $   (100,000)   $         --
                                          ============   ============   ============   ============    ============




                                      F17

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

               SCHEDULE OF REAL ESTATE INVESTMENTS AND ACCUMULATED
                          DEPRECIATION AND AMORTIZATION

                                December 31, 2000


                                                                                                 Gross Amount at
                                             Initial Costs             Costs             Which Carried at Close of Period
                                      ---------------------------   Capitalized     ------------------------------------------
                          Related                   Buildings and  Subsequent to                  Buildings and
     Description       Encumbrances       Land       Improvements   Acquisition        Land        Improvements     Total(s)
--------------------   ------------   ------------  -------------  --------------   ------------  -------------   ------------

Superstition Park
  Apartments
     Tempe, AZ         $ 16,000,000   $  2,045,356   $ 18,208,206   $    206,106   $  2,045,356   $ 18,414,312   $ 20,459,668
                       ============   ============   ============   ============   ============   ============   ============



                          Accumulated
                         Depreciation
                             and           Date of          Date        Depreciable
     Description         Amortization    Construction     Acquired     Lives (Years)
--------------------     ------------    ------------   ------------   -------------

Superstition Park
  Apartments
     Tempe, AZ          $ (1,102,994)        1985           7/99            3-25
                        ============



                                      F18

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

      SCHEDULE OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND
                                  AMORTIZATION

                   Year Ended December 31, 2000, 1999 and 1998



Changes in real estate investments and accumulated depreciation and amortization are as follows:

                                                        For the Year Ended December 31,
                                                 -------------------------------------------
                                                     2000           1999            1998
                                                 ------------   ------------    ------------

Real estate:

Balance at beginning of year                     $ 20,253,562   $  2,588,078    $ 19,516,327

Acquisitions                                               --     20,253,562              --

Improvements                                          206,106             --          84,639

Dispositions                                               --     (2,588,078)    (17,012,888)
                                                 ------------   ------------    ------------

Balance at end of year                           $ 20,459,668   $ 20,253,562    $  2,588,078
                                                 ============   ============    ============


Accumulated depreciation and amortization:

Balance at beginning of year                     $    364,164   $    875,241    $  8,565,066

Depreciation and amortization                         738,830        409,204         304,426

Dispositions                                               --       (920,281)     (7,994,251)
                                                 ------------   ------------    ------------

Balance at end of year                           $  1,102,994   $    364,164    $    875,241
                                                 ============   ============    ============

Net                                              $ 19,356,674   $ 19,889,398    $  1,712,837
                                                 ============   ============    ============






                                      F19

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

                    SCHEDULE OF MORTGAGE LOANS ON REAL ESTATE

                                December 31, 2000


                                                                                                                Principal Amount
                                                       Final    Periodic             Face          Carrying     of Loans Subject
                                                     Maturity   Payment   Prior    Amount of      Amount of      to Delinquent
             Description           Interest Rate       Date       Terms   Liens     Mortgage       Mortgage   Principal or Interest
--------------------------------   -------------  ------------  --------  -----   ------------  ------------  ---------------------

Mortgage payable on Superstition
 Park Apartments, secured by a
 first lien deed of trust             7.765%      January 2010    (1)      None   $ 16,000,000  $ 15,889,787          None

(1) Monthly installments of principal and interest of $114,792




                                      F20

                                    PART III


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership does not have officers or directors. University Advisory Company is the General Partner of the Partnership. OS General Partner Company and OS Holdings, Inc., are the two general partners of UAC. The executive officer and director of the General Partner who controls the affairs of the Partnership is as follows:

    Name and Position            Age       Other Principal Occupations and Other Directorships During the Past 5 Years
    -----------------            ---       ---------------------------------------------------------------------------

Curtis R. Boisfontaine, Jr.,      41        From 1991 to the present, Mr. Boisfontaine has served as Chief Executive
President and Chairman of                   Officer of Hampton Real Estate Group and as President of Meridian Capital
the Board of Directors of                   Corporation. OSGPC was formed in 1995 and Mr. Boisfontaine is the majority
OS General Partner                          shareholder, President and sole director of OSGPC.
Company
                                            From 1995 to the present, Mr. Ronck has served as Vice President-Chief
David K. Ronck, Vice President    41        Financial Officer and President of Meridian Realty Advisors, Inc. Prior to
and Chief Financial Officer of              that time, Mr. Ronck served as President of ConCap Equities, Inc., the
OS General Partner Company                  General Partner of fifteen public limited partnerships. He is Vice
                                            President and Chief Financial Officer for OSGPC.

ITEM 11. EXECUTIVE COMPENSATION

No individual principal or principals as a group received over $60,000 in direct remuneration from the Registrant.

The General Partner is not compensated directly for services rendered to the Partnership. Certain officers and directors of the General Partner and Hampton receive compensation from the General Partner or Hampton and/or their affiliates (but not from the Registrant) for services performed for various affiliated entities which may include services performed for the Registrant. See "Item 13 - Certain Relationships and Related Transactions" and Note 3 to the consolidated financial statements appearing in Item 8.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A)  Security Ownership of certain beneficial owners.

       Title of class    Name of beneficial owner    Number of units    Percentage of class
       --------------    ------------------------    ---------------    -------------------

       Income Units      UREP V Acquisitions, L.P.        3,543               19.99%
       Growth Units      UREP V Acquisitions, L.P.        2,212               12.48%

(B)  Security ownership of management.

     Neither the General Partner nor any of its officers or directors owns any Limited Partnership Units.

     The General Partner is entitled to distributions of cash from operations and from other sources (primarily from the sale or refinancing of Partnership properties and the reserve account) as set forth in Item 8 - "Note 7 - Distributions."

(C)  Change in Control.

     None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Beginning December 14, 1992, Property Management and Portfolio Services Agreements were entered into with Hampton UREF and the Partnership began paying property management fees, through a subcontract agreement with Hampton UREF, to Hampton and began reimbursing Hampton for its costs of administering the Partnership's affairs. Beginning April 20, 1994, the Partnership began paying property management fees to Insignia, through a Property Management Subcontract Agreement with Hampton UREF and later the Partnership directly. On December 30, 1994 an Assignment and Assumption of Portfolio Services Agreement was entered into between Hampton UREF and JKD whereby the Partnership began reimbursing JKD (now Meridian Realty Advisors, Inc. "MRA") for its costs of administering the Partnership's affairs.

Compensation or reimbursements paid to or accrued for the benefit of OS General Partner Company during 2000 are as follows:

         Property management fees                                                            $   165,165
         Charged to general and administrative expense:
             Partnership and financial administration, data processing, accounting
               and tax reporting, and investor relations                                         139,678
                                                                                             -----------

         Total compensation and reimbursements                                               $   304,843
                                                                                             ===========

As of December 31, 2000, the Partnership has repaid to MEI $59,600 that was included in 1999 accounts payable and accrued expenses in the accompanying consolidated balance sheets. MEI owned 1% of MMFI 99-IV.


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

(a)(3)   Index to Exhibits..............................................   20

(b)      Reports on Form 8-K

         None.

(a)(3) The following documents are filed as part of this report and is an index to the exhibits:

         Exhibit
         Number         Description
         -------        -----------

         3.1 Limited Partnership Agreement (Incorporated by reference to Registration Statement No. 2-74914 on Form S-11 filed by Registrant).

         3.2i           Articles of Incorporation of Washington Towne, Inc.
                        executed on August 9, 1995.(6)

         3.2ii          Washington Towne, Inc. Bylaws.(6)

         3.3i Articles of Organization of Washington Towne Apartments, L.L.C. executed on August 9, 1995.(6)

         3.3ii Operating Agreement of Washington Towne Apartments, L.L.C. entered into and effective August 9, 1995 by and between Washington Towne, Inc., a Georgia corporation and University Real Estate Partnership V, a California limited partnership.(6)

         4. Limited Partnership Agreement (Incorporated by reference to Registration Statement No. 2-74914 on Form S-11 filed by Registrant).

         4.1            Trust Indenture Agreement (Incorporated by reference to
                        Exhibit 4.1 to Registration Statement 2-74914 on Form S-11 filed by Registrant).

         10.1 Asset Purchase Agreement among Southmark Corporation and its affiliates and SHL Acquisition Corp. III dated March 9, 1993.(2)

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

         10.3 Asset Purchase Agreement among Southmark Corporation and its affiliates and SHL Corp. III dated March 9, 1993, as amended by the Second Amendment to Asset Purchase Agreement dated December 14, 1993.(2)

         10.4 University V Option Agreement entered into as of December 16, 1993, by and among University Advisory Company and Hampton Realty Partners, L.P. and/or its Permitted Assigns.(3)

         10.5 Portfolio Services Agreement between the Partnership and Hampton UREF Management, Ltd. dated December 16, 1993 to be effective as of December 14, 1992.(3)

         10.6 Assignment of Rights of the Asset Purchase Agreement between SHL Acquisition Corp. III and Hampton HCW, Hampton Realty Partners, L.P., and Hampton UREF Management, Ltd. dated December 16, 1993.(3)

         10.7 Portfolio Service Subcontract between Hampton UREF Management, Ltd. and IFGP Corporation dated April 20, 1994.(3)

         10.8 Property Management Subcontract between Hampton UREF Management, Ltd. and Insignia Management Group, L.P. dated April 20, 1994.(3)

         10.9           Purchase Agreement between Hampton Realty Partners, L.P.
                        and Insignia Financial Group, Inc. dated April 20, 1994.
                        (3)

         10.10 Note dated June 10, 1994 by and between University Real Estate Partnership V, a California limited partnership, and Southmark Corporation, a Georgia corporation, in the amount of $877,000.00.(3)

         10.11 Settlement Agreement between PDP Venture V, a California limited partnership, and University Real Estate Partnership V, a California limited partnership, dated June 20, 1994.(3)

         10.12 Portfolio Services Subcontract Agreement between Hampton UREF Management, Ltd. and IFGP Corporation dated April 20, 1994 as amended July 31, 1994.(3)

         10.13 Termination of Purchase Agreement between Hampton Realty Partners, L.P. and Insignia Financial Group, Inc. dated August 8, 1994.(3)

         10.14 Property Management Subcontract Agreement between Hampton UREF Management, Ltd. and Insignia Management Group, L.P. dated April 20, 1994, as amended August 8, 1994.(3)

         10.15 Termination of Property Management Agreement between Hampton UREF Management, Ltd. and the Partnership dated August 8, 1994.(3)

         10.16 Property Management Agreement between the Partnership and Insignia Commercial Group, Inc. dated August 8, 1994.(3)

         10.17 Termination of Property Management Subcontract Agreement between Hampton UREF Management, Ltd. and Insignia Management Group, Ltd. dated September 1, 1994.(3)

         10.18 Assignment and Assumption of Portfolio Services Agreement between Hampton UREF Management, Ltd. and JKD Financial Management, Inc. dated December 30, 1994.(4)

         10.19 Assignment and Assumption of Option Agreement between Hampton Realty Partners, L.P. and JKD Financial Management, Inc. dated December 30, 1994.(4)

         10.20 Modification and/or Extension Agreement dated March 27, 1995 by and between Imperial Bank, a California banking corporation, and University Real Estate Partnership V, a California limited partnership.(5)

         10.21 Disbursement Agreement and Deed of Trust dated March 27, 1995, between Imperial Bank, a California banking corporation, and University Real Estate Partnership V, a California limited partnership for the additional line of credit granted to the Partnership in the amount of $400,000.(5)

         10.22 Forbearance Agreement dated March 27, 1995 by and between University Real Estate Partnership V, a California limited partnership and Imperial Bank, a California banking corporation.(5)

         10.23 Note dated March 31, 1995 by and between University Real Estate Partnership V, a California limited partnership, and Imperial Bank, a California banking corporation in the amount of $250,000.(5)

         10.24 Amended and Restated Forbearance Agreement entered into on April 28, 1995 by and between University Real Estate Partnership V, a California limited partnership and Imperial Bank, a California banking corporation.(5)

         10.25 Promissory Note dated September 13, 1995 by and between Washington Towne Apartments, L.L.C. and First Union National Bank of North Carolina for the principal amount of $1,750,000.(6)

         10.26 Deed to Secure Debt and Security Agreement dated September 13, 1995 by and between Washington Towne Apartments, L.L.C. and First Union National Bank of North Carolina.(6)

         10.27 Assignment of Leases and Rents dated September 13, 1995, by and between Washington Apartments, L.L.C. and First Union Bank of North Carolina.(6)

         10.28 Indemnity and Guaranty Agreement dated September 13, 1995 by and between University Real Estate Partnership V and First Union National Bank.(6)

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


                                     UNIVERSITY REAL ESTATE PARTNERSHIP V

                                     By:  UNIVERSITY ADVISORY COMPANY
                                          General Partner

                                     By:  OS GENERAL PARTNER COMPANY



January 11, 2002                     By: /s/ Curtis Boisfontaine, Jr.
--------------------------------        --------------------------------------
Date                                    Curtis R. Boisfontaine, Jr., President




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





January 11, 2002                      By: /s/ Curtis R. Boisfontaine, Jr.
--------------------------------      -----------------------------------------------------------
Date                                  Curtis R. Boisfontaine, Jr., President, Principal Executive
                                      Officer and Director of OS General Partner Company




January 11, 2002                      By: /s/ David K. Ronck
--------------------------------      -----------------------------------------------------------
Date                                  David K. Ronck
                                          Vice President and Chief Accounting Officer of
                                          OS General Partner Company