Form 10-Q
period 2001-03-31
UNIVERSITY REAL ESTATE PARTNERSHIP V
filed 2002-05-10
CIK 311173

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2001
                              --------------------------------------------------

                                       or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ______________________ to _____________________

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


Of the registrant's 34,253 Limited Partnership Units, 6,188 units are held by an affiliate of the registrant. The aggregate market value of units held by non-affiliates in not determinable since there is no public trading market for Limited Partnership Units.

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001



                                                                                                               Page
                                                                                                               ----

Part I - Financial Information

     Item 1 - Condensed Consolidated Financial Statements:

              (a) Condensed Consolidated Balance Sheets as of March 31, 2001
                  and December 31, 2000                                                                          3

              (b) Condensed Consolidated Statements of Operations for the three months
                  ended March 31, 2001 and 2000                                                                  4

              (c) Condensed Consolidated Statements of Cash Flows for the three months
                  ended March 31, 2001 and 2000                                                                  5

              (d) Notes to Condensed Consolidated Financial Statements                                         6 - 7

     Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                              8 - 9

Part II - Other Information

     Item 6 - Exhibits and Reports on Form 8-K                                                                   9

     Signatures                                                                                                 10

                         PART I - FINANCIAL INFORMATION

ITEM 1.           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      UNIVERSITY REAL ESTATE PARTNERSHIP V
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                            March 31,
                                                                              2001        December 31,
                                                                           (Unaudited)        2000
                                                                          ------------    ------------
ASSETS

Real estate investments
    Land                                                                  $  2,045,356    $  2,045,356
    Buildings and improvements                                              18,449,394      18,414,312
                                                                          ------------    ------------
                                                                            20,494,750      20,459,668

    Less:  Accumulated depreciation and amortization                        (1,293,544)     (1,102,994)
                                                                          ------------    ------------
                                                                            19,201,206      19,356,674
                                                                          ------------    ------------

Cash (including $47,405 and $51,619 for security deposits at
  March 31, 2001 and December 31, 2000, respectively)                          227,500         280,804
Accounts receivable                                                              7,527           5,428
Other Receivables                                                                3,254              --
Other receivables - related parties                                             24,030          33,073
Deferred borrowing costs, net of accumulated amortization of
  $129,341 and $103,514 at March 31, 2001 and December 31, 2000,
  respectively                                                                 489,340         515,168
Escrows                                                                        137,329         215,257
Prepaid expenses and other assets                                                5,000              --
                                                                          ------------    ------------
                                                                          $ 20,095,186    $ 20,406,404
                                                                          ============    ============

LIABILITIES AND PARTNERS' DEFICIT

Mortgage note payable                                                     $ 15,853,712    $ 15,889,787
Participating notes payable                                                  4,050,000       4,050,000
Accrued mortgage interest                                                      207,256         206,872
Accrued property taxes                                                          42,337          76,192
Accounts payable and accrued expenses                                          175,340         107,176
Other payables - related party                                                  58,851          39,178
Prepaid rent                                                                    24,604          12,047
Security deposits                                                               47,405          51,622
Subordinated real estate commissions                                           548,757         548,757
                                                                          ------------    ------------
                                                                            21,008,262      20,981,631
                                                                          ------------    ------------

Minority partner's interest                                                     (2,810)             --

Partners' deficit
    Limited Partners - 50,000 units authorized; 34,253 units issued and
      outstanding (17,723 Income units and 16,530 Growth/Shelter units)       (360,794)        (29,105)
    General Partner                                                           (549,472)       (546,122)
                                                                          ------------    ------------
                                                                              (910,266)       (575,227)
                                                                          ------------    ------------
                                                                          $ 20,095,186    $ 20,406,404
                                                                          ============    ============

See notes to condensed consolidated financial statements

                      UNIVERSITY REAL ESTATE PARTNERSHIP V
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                    -------------------------------
                                                                                        2001              2000
                                                                                    -------------    --------------

Revenues:
     Rental income                                                                  $     657,066    $      726,828
     Interest                                                                                 883             1,323
     Other income                                                                          73,718            61,422
                                                                                    -------------    --------------

         Total revenues                                                                   731,667           789,573
                                                                                    -------------    --------------

Expenses:
     Property taxes                                                                        42,337            44,576
     Other property operations                                                            313,737           304,207
     Bad debts                                                                             10,248            13,750
     Property management fees                                                              36,059            36,531
     General and administrative                                                            11,717            38,411
     General and administrative - affiliates                                               29,107            35,000
                                                                                    -------------    --------------

         Total expenses                                                                   443,205           472,475
                                                                                    -------------    --------------

Net operating income                                                                      288,462           317,098

Interest                                                                                 (409,934)         (426,850)

Depreciation and amortization                                                            (216,377)         (208,078)
                                                                                    -------------    --------------

Net loss before minority partner's interest in subsidiary loss                           (337,849)         (317,830)

Minority partner's interest in subsidiary loss                                              2,810                --
                                                                                    -------------    --------------

Net loss                                                                            $    (335,039)   $     (317,830)
                                                                                    =============    ==============


Net loss allocable to General Partner                                                      (3,350)          (31,783)
Net loss allocable to Limited Partners                                                   (331,689)         (286,047)
                                                                                    =============    ==============

Net loss                                                                            $    (335,039)   $     (317,830)
                                                                                    =============    ==============


Net loss per Limited Partnership Unit                                               $       (9.68)   $        (8.35)
                                                                                    =============    ==============


See notes to condensed consolidated financial statements

                      UNIVERSITY REAL ESTATE PARTNERSHIP V
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                   -------------------------------
                                                                                        2001              2000
                                                                                   -------------     -------------

Net loss                                                                           $    (335,039)    $    (317,830)

Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization                                                       216,378           208,078
     Minority partner's interest in subsidiary loss                                       (2,810)               --
     Changes in assets and liabilities:
         Accounts receivable                                                              (2,099)            1,254
         Other receivables                                                                (3,254)          139,300
         Other receivables - related parties                                               9,043            18,715
         Escrows                                                                          77,928           (39,098)
         Prepaid expenses and other assets                                                (5,000)           21,670
         Accounts payable and accrued expenses                                            68,164           (44,586)
         Accrued mortgage interest                                                           384           152,040
         Accrued property taxes                                                          (33,855)           44,576
         Other payables - related parties                                                 19,673            20,400
         Prepaid rent                                                                     12,557            (9,667)
         Security deposits                                                                (4,217)           (1,180)
                                                                                   -------------     -------------

Net cash provided by operating activities                                                 17,853           193,672
                                                                                   -------------     -------------

Cash flows from investing activities:
     Additions to real estate                                                            (35,082)           (4,049)
                                                                                   -------------     -------------

Net cash used in investing activities                                                    (35,082)           (4,049)
                                                                                   -------------     -------------

Cash flows from financing activities:
     Principal payments on mortgage note payable                                         (36,075)          (23,027)
     Advances on mortgage notes payable                                                       --           175,000
     Deferred borrowing costs                                                                 --           (11,395)
     Distributions                                                                            --           (18,714)
                                                                                   -------------     -------------

Net cash provided by (used in) financing activities                                      (36,075)          121,864
                                                                                   -------------     -------------

NET (DECREASE) INCREASE IN CASH                                                          (53,304)          311,487

CASH AT BEGINNING OF PERIOD                                                              280,804           317,630
                                                                                   -------------     -------------

CASH AT END OF PERIOD                                                              $     227,500     $     629,117
                                                                                   =============     =============

CASH PAID DURING THE PERIOD FOR INTEREST                                           $     409,550     $     262,047
                                                                                   =============     =============

NON-CASH TRANSACTIONS
     2001 - None
     2000 - None



See notes to condensed consolidated financial statements

                      UNIVERSITY REAL ESTATE PARTNERSHIP V
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the years ended December 31, 2001 and 2000. The December 31, 2000 consolidated balance sheet was derived from audited numbers.

Certain reclassifications on the statement of operations and statement of cash flows have been made to the 2000 balances to conform to the 2001 presentation. These reclassifications had no effect on the net loss for 2000, or partners' equity as of December 31, 2000.

Income Taxes

The Partnership is not a tax paying entity and, accordingly, no provision has been recorded for Federal or state income tax purposes. The partners are individually responsible for reporting their share of the Partnership's taxable income or loss on their income tax returns. In the event of an examination of the Partnership's tax return by the Internal Revenue Service, the tax liability of the partners could be changed if the taxing authorities ultimately issue an adjustment for the Partnership's income or loss.

Certain transactions of the Partnership may be subject to accounting methods for income tax purposes that differ from the accounting methods used in preparing these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Accordingly, the net income or loss of the Partnership and the resulting balances in the partners' capital (deficit) accounts reported for income tax purposes may differ from the balances reported for those same items in these consolidated financial statements.

NOTE 2 - LIQUIDITY

The Partnership's principal capital resources at March 31, 2001 consisted of one apartment complex located in Tempe, Arizona with a depreciated cost of $19,201,206 as of that date. The number of units available was 376.

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

                      UNIVERSITY REAL ESTATE PARTNERSHIP V
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)



NOTE 2 - LIQUIDITY (Continued)

Operations have not generated sufficient cash in 2001 to pay the expenses of the partnership. As of March 31, 2001 the general partners had not advanced funds to the Partnership to enable it to meet its cash requirements nor is there assurance that the general partner will fund cash deficits. However, subsequent to March 31, 2001 the General Partner have contributed $229,125 in order to sustain operations of the property. The property occupancy level at March 31, 2001 was approximately 84%.

It is the General Partners' intent to sell the property. Management began actively marketing the property for sale in October 2001 and subsequently recorded an impairment charge of $2,100,000 against the building based on various letters of intent to purchase the property and the estimated future cash flows to be generated by the property. The net proceeds, if any, from the sale will be distributed to income unit holders after all obligations have been paid. It is the general partner's intent to dissolve the Partnership once these distributions have been made. There is no assurance that sufficient, if any, proceeds will be available to satisfy all outstanding obligations of the property.

NOTE 3 - NET LOSS PER LIMITED PARTNERSHIP UNIT

Net loss per Limited Partnership Unit is computed by dividing net loss allocated to the Limited Partners by the weighted average number of Limited Partnership Units outstanding during the year. Per unit information has been computed based on 34,253 Limited Partnership Units outstanding in 2001 and 2000.

NOTE 4 - TRANSACTIONS WITH AFFILIATES

Compensation and reimbursements paid to or accrued for the benefit of OS General Partner Company and affiliates for the three months ended March 31, 2001 and 2000 were as follows:

                                                              Three Months Ended
                                                                   March 31,
                                                          --------------------------
                                                             2001           2000
                                                          -----------    -----------

Asset management fees                                     $    22,500    $    35,000
Charged to general and administrative expense:
     Partnership and financial administration,
       accounting and tax reporting, and investor
       relations                                                6,607         25,928
                                                          -----------    -----------
Total                                                     $    29,107    $    60,928
                                                          ===========    ===========

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

The following discussion of the financial condition and results of operations of the Partnership relates to the three months ended March 31, 2000 and 2001 and should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

The Partnership's net operating income for the three months ended March 31, 2001 and 2000 was $228,462 and $317,098, respectively. Total revenues for the three months ended March 31, 2001 were $731,667, versus $789,573 for the same period in 2000 and total expenses for three months ended March 31, 2001 were $1,069,516, versus $1,107,403 for the same period in 2000. The decrease in total revenues in 2001 is primarily attributable to lower occupancy due to local market conditions. Occupancy was approximately 84% and 89% for March 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2001, the Partnership recorded a decrease in cash of $53,304 versus an increase of $311,487 for the same period in 2000. Cash decreased due to the lower occupancy rate described above.

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

Operations have not generated sufficient cash in 2001 to pay the expenses of the partnership. Affiliates of the general partner have advanced $229,125 through December 31, 2001 to the Partnership to enable it to meet its cash requirements. There is no assurance that the general partner will fund the debt service of the senior participation notes in the future.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits.

           Exhibit
           Number          Description

           3. and 4.       Limited Partnership Agreement (Incorporated by
                           reference to Registration Statement No. 2-74914 on
                           Form S-11 filed by Registrant).

           11. Statement regarding computation of Net Loss per Limited Partnership Unit: Net Loss per Limited Partnership Unit is computed by dividing net loss allocated to the Limited Partners by the number of Limited Partnership Units outstanding. Per unit information has been computed based on 34,253 Limited Partnership Units outstanding in 2001 and 2000.

(b)      Reports on Form 8-K:

           None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     UNIVERSITY REAL ESTATE PARTNERSHIP V

                                                     By:    UNIVERSITY ADVISORY COMPANY
                                                            General Partner

                                                     By:    OS GENERAL PARTNER COMPANY



                May 6, 2002                          By:    /s/ Curtis R. Boisfontaine
--------------------------------------------                -------------------------------------------------------
                    Date                                    Curtis R. Boisfontaine, Jr. President, Principal Executive
                                                            Officer and Director OS General Partner Company



                May 6, 2002                          By:    /s/ David K. Ronck
--------------------------------------------                -------------------------------------------------------
                    Date                                    David K. Ronck
                                                            Vice President and Chief Accounting Officer

                                 EXHIBIT INDEX


           EXHIBIT
           NUMBER          DESCRIPTION
           -------         -----------

           3. and 4.       Limited Partnership Agreement (Incorporated by
                           reference to Registration Statement No. 2-74914 on
                           Form S-11 filed by Registrant).

           11.    Statement regarding computation of Net Loss per Limited
                  Partnership Unit: Net Loss per Limited Partnership Unit is computed by dividing net loss allocated to the Limited
                  Partners by the number of Limited Partnership Units outstanding. Per unit information has been computed based on 34,253 Limited Partnership Units outstanding in 2001 and 2000.