Form 10-Q
period 2001-06-30
UNIVERSITY REAL ESTATE PARTNERSHIP V
filed 2002-05-10
CIK 311173

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the quarterly period ended June 30, 2001
                               -------------------------------------------------


                                       or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the transition period from                   to
                               -----------------    ------------------

Commission File Number     0-8914
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

Of the registrant's 34,253 Limited Partnership Units, 6,188 are held by an affiliate of the registrant. The aggregate market value of units held by non-affiliates in not determinable since there is no public trading market for Limited Partnership Units.

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

                               INDEX TO FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001


                                                                             Page
                                                                             ----

Part I - Financial Information

     Item 1 - Condensed Consolidated Financial Statements:

              (a) Condensed Consolidated Balance Sheets as of June 30, 2001
                  and December 31, 2000                                        3

              (b) Condensed Consolidated Statements of Operations for the
                  three and six months ended June 30, 2001 and 2000            4

              (c) Condensed Consolidated Statements of Cash Flows for the
                  six months ended June 30, 2001 and 2000                      5

              (d) Notes to Condensed Consolidated Financial Statements        6-7

     Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       8-9

Part II - Other Information

     Item 6 - Exhibits and Reports on Form 8-K                                 9

Signatures                                                                    10

                         PART I - FINANCIAL INFORMATION

ITEM 1.            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      UNIVERSITY REAL ESTATE PARTNERSHIP V
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                 June 30,
                                                                   2001        December 31,
                                                                (Unaudited)        2000
                                                               ------------    ------------
ASSETS

Real estate investments
    Land                                                       $  2,045,356    $  2,045,356
    Buildings and improvements                                   18,512,775      18,414,312
                                                               ------------    ------------
                                                                 20,558,131      20,459,668

    Less:  Accumulated depreciation and amortization             (1,485,709)     (1,102,994)
                                                               ------------    ------------
                                                                 19,072,422      19,356,674
                                                               ------------    ------------

Cash (including $44,401 and $51,619 for security deposits at
  June 30, 2001 and December 31, 2000, respectively)                 51,721         280,804
Accounts receivable                                                   7,370           5,428
Other receivables                                                     3,639              --
Other receivables - related parties                                  24,289          33,073
Deferred borrowing costs, net of accumulated amortization
  of $155,168 and $103,514 at June 30, 2001 and
  December 31, 2000, respectively                                   463,513         515,168
Escrows                                                             125,961         215,257
Prepaid expenses and other assets                                    41,007              --
                                                               ------------    ------------
                                                               $ 19,789,922    $ 20,406,404
                                                               ============    ============

LIABILITIES AND PARTNERS' DEFICIT

Mortgage note payable                                          $ 15,823,738    $ 15,889,787
Participating notes payable                                       4,050,000       4,050,000
Note payable - related parties                                       25,000              --
Accrued mortgage interest                                           203,643         206,872
Accrued property taxes                                               84,675          76,192
Accounts payable and accrued expenses                               180,333         107,176
Other payables - related party                                       62,372          39,178
Prepaid rent                                                         17,190          12,047
Security deposits                                                    44,041          51,622
Subordinated real estate commissions                                548,757         548,757
                                                               ------------    ------------
                                                                 21,039,749      20,981,631
                                                               ------------    ------------

Minority partner's interest                                          (6,000)             --

Partners' deficit
    Limited Partners - 50,000 units authorized; 34,253 units
      issued and outstanding (17,723 Income units and 16,530
      Growth/Shelter units)                                        (691,019)        (29,105)
    General Partner                                                (552,808)       (546,122)
                                                               ------------    ------------
                                                                 (1,243,827)       (575,227)
                                                               ------------    ------------
                                                               $ 19,789,922    $ 20,406,404
                                                               ============    ============


See notes to condensed consolidated financial statements

                      UNIVERSITY REAL ESTATE PARTNERSHIP V
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        Three Months Ended               Six Months Ended
                                                             June 30,                        June 30,
                                                   ----------------------------    ----------------------------
                                                       2001            2000            2001            2000
                                                   ------------    ------------    ------------    ------------

Revenues:
     Rental income                                 $    622,511    $    689,134    $  1,288,538    $  1,415,962
     Interest                                               435           1,807           1,318           3,130
     Other income                                        58,802          66,885         123,560         128,307
                                                   ------------    ------------    ------------    ------------
         Total revenues                                 681,748         757,826       1,413,416       1,547,399
                                                   ------------    ------------    ------------    ------------

Expenses:
     Property taxes                                      42,338          44,575          84,675          89,151
     Other property operations                          264,421         183,548         578,157         487,755
     Bad debts                                            7,720           3,455          17,968          17,205
     Property management fees                            34,455          36,891          70,514          73,422
     General and administrative                          11,898          51,810          23,617          90,221
     General and administrative - affiliates             27,827          53,615          56,934          88,615
                                                   ------------    ------------    ------------    ------------
         Total expenses                                 388,659         373,894         831,865         846,369
                                                   ------------    ------------    ------------    ------------

Net operating income                                    293,089         383,932         581,551         701,030

Interest                                               (411,847)       (402,634)       (821,781)       (829,484)

Depreciation and amortization                          (217,993)       (209,352)       (434,370)       (417,430)
                                                   ------------    ------------    ------------    ------------

Net loss before minority partner's interest in
     subsidiary losses                                 (336,751)       (228,054)       (674,600)       (545,884)

Minority partner's interest in subsidiary losses          3,190              --           6,000              --
                                                   ------------    ------------    ------------    ------------

Net loss                                           $   (333,561)   $   (228,054)   $   (668,600)   $   (545,884)
                                                   ============    ============    ============    ============


Net loss allocable to General Partner                    (3,336)         (2,281)         (6,686)         (5,459)
Net loss allocable to Limited Partners                 (330,225)       (225,773)       (661,914)       (540,425)
                                                   ------------    ------------    ------------    ------------

Net loss                                           $   (333,561)   $   (228,054)   $   (668,600)   $   (545,884)
                                                   ============    ============    ============    ============


Net loss per Limited Partnership Unit              $      (9.64)   $      (6.59)   $     (19.32)   $     (15.78)
                                                   ============    ============    ============    ============


See notes to condensed consolidated financial statements

                      UNIVERSITY REAL ESTATE PARTNERSHIP V
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Six Months Ended
                                                                  June 30,
                                                        ----------------------------
                                                            2001            2000
                                                        ------------    ------------

Net loss                                                $   (668,600)   $   (545,884)

Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization                           434,370         417,430
     Minority partner's interest in subsidiary loss           (6,000)             --
     Changes in assets and liabilities:
         Accounts receivable                                  (1,942)         (6,300)
         Other receivables                                     8,784              --
         Other receivables - related parties                  (3,639)         (2,580)
         Accrued mortgage interest                            (3,229)         46,797
         Prepaid expenses and other assets                    48,289          33,132
         Escrows                                                  --          80,881
         Accounts payable and accrued expenses                73,157             653
         Accrued property taxes                                8,483              --
         Other payables                                           --         (30,851)
         Other payables - related parties                     23,194         (50,750)
         Prepaid rent                                          5,143          (2,946)
         Security deposits                                    (7,581)          1,448
                                                        ------------    ------------

Net cash used in operating activities                        (89,571)        (58,970)
                                                        ------------    ------------

Cash flows from investing activities:
     Additions to real estate                                (98,463)       (126,931)
                                                        ------------    ------------

Net cash used in investing activities                        (98,463)       (126,931)
                                                        ------------    ------------

Cash flows from financing activities:
     Principal payments on mortgage notes payable            (66,049)        (50,068)
     Advances on notes payable                                    --         175,000
     Advances on notes payable - related parties              25,000              --
     Deferred borrowing costs                                     --         (11,395)
     Refund on mortgage refinancing                               --         160,000
     Distributions                                                --         (18,716)
                                                        ------------    ------------

Net cash provided by (used in) financing activities          (41,049)        254,821
                                                        ------------    ------------

NET (DECREASE) INCREASE IN CASH                             (229,083)         68,920

CASH AT BEGINNING OF PERIOD                                  280,804         317,630
                                                        ------------    ------------

CASH AT END OF PERIOD                                   $     51,721    $    386,550
                                                        ============    ============

CASH PAID DURING THE PERIOD FOR INTEREST                $    825,010    $    783,183
                                                        ============    ============

NON-CASH TRANSACTIONS
     2001 - None
     2000 - None


See notes to condensed consolidated financial statements

                      UNIVERSITY REAL ESTATE PARTNERSHIP V
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the years ended December 31, 2001 and 2000. The December 31, 2000 consolidated balance sheet was derived from audited numbers.

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

NOTE 2 - LIQUIDITY

The Partnership's principal capital resources at June 30, 2001 consisted of one apartment complex located in Tempe, Arizona with a depreciated cost of $19,072,422 as of that date. The number of units available was 376.

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

                      UNIVERSITY REAL ESTATE PARTNERSHIP V
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


NOTE 2 - LIQUIDITY (Continued)

Operations have not generated sufficient cash in 2001 to pay the expenses of the partnership. Affiliates of the general partners have advanced $229,125 through December 31, 2001 to the Partnership to enable it to meet its cash requirements. There is no assurance that the general partner will fund the debt service of the senior participation notes in the future. The property occupancy level at December 31, 2001 was approximately 84%.

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

NOTE 4 - TRANSACTIONS WITH AFFILIATES

Compensation and reimbursements paid to or accrued for the benefit of OS General Partner Company and affiliates for the three and six months ended June 30, 2001 and 2000 were as follows:

                                                        Three Months Ended             Six Months Ended
                                                             June 30,                      June 30,
                                                    ---------------------------   ---------------------------
                                                        2001           2000           2001           2000
                                                    ------------   ------------   ------------   ------------

Asset management fees                               $     22,500   $     40,000   $     45,000   $     75,000
Charged to general and administrative expense:
     Partnership and financial administration,
       accounting and tax reporting, and investor
       relations                                           5,327         27,634         11,934         53,562
                                                    ------------   ------------   ------------   ------------
Total                                               $     27,827   $     67,634   $     56,934   $    128,562
                                                    ============   ============   ============   ============

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

The following discussion of the financial condition and results of operations of the Partnership relates to the six months ended June 30, 2000 and 2001 and should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

The Partnership's net loss for the six months ended June 30, 2001 and 2000 was $668,600 and $545,889, respectively. Total revenues for the six months ended June 30, 2001 and 2000 were $1,413,416 and $1,547,399, respectively. Total expenses for the six months ended June 30, 2001 and 2000 were $2,088,016 and $2,093,283, respectively. The decrease in total revenues during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 is primarily attributable to lower occupancy due to local market conditions. Occupancy was 80.5% and 92% for June 2001 and 2000, respectively. Depreciation and amortization remained fairly consistent, as expected, being $434,370 and $417,430 in 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $89,571 for the six months ended June 30, 2001 compared to cash provided by operating activities of $58,970 for the same period in 2000. Cash decreased due to the lower occupancy rates described above.

For 2001, despite cash being provided by a decrease in prepaid expenses and other assets of $48,289, and increases in accounts payable and accrued expenses of $105,200, accrued property taxes of $8,483 and prepaid rent of $5,143, cash of $89,571 was used in operations primarily due to an increase in accounts receivable of $5,646, decreases in accrued mortgage interest $3,229 and security deposits payable of $7,581 and losses due to low occupancy.

For 2000, despite cash being provided by the decrease in prepaid expenses and other assets of $33,132, the decrease in escrow reserves of $80,881 and the increase in accrued mortgage interest of $46,797, cash of $58,970 was used in operations due to a decrease in accounts payable and accrued expenses of $50,095, a decrease in other payables of $30,851 and losses due to low occupancy.

During the six months ended June 30, 2001 and 2000, cash used in investing activities was $98,463 and $126,931, respectively, which was used primarily to purchase equipment and building improvements.

During the six months ended June 30, 2000 cash provided by financing activities of $175,000 was a result of the proceeds received from the issuance of additional participating notes payable, and the collection of a $160,000 receivable generated from the refinancing of the original mortgage note held on Superstition Park Apartments.

The Partnership's principal capital resources at June 30, 2001 consisted of a 376-unit apartment complex located in Tempe, Arizona with a depreciated cost of $19,072,422 as of that date.

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

Operations have not generated sufficient cash in 2001 to pay the expenses of the partnership. An affiliate of the general partner has advanced $25,000 through June 31, 2001 to the Partnership to enable it to meet its cash requirements. There is no assurance that the general partner will fund the debt service of the senior participation notes in the future.

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



                                     UNIVERSITY REAL ESTATE PARTNERSHIP V

                                     By: UNIVERSITY ADVISORY COMPANY
                                         General Partner

                                     By: OS GENERAL PARTNER COMPANY



         May 6, 2002                     By: /s/ Curtis R. Boisfontaine
-------------------------------          -------------------------------------
            Date                         Curtis R. Boisfontaine, Jr. President,
                                         Principal Executive Officer and
                                         Director OS General Partner Company



         May 6, 2002                     By: /s/ David K. Ronck
-------------------------------          -------------------------------------
            Date                         David K. Ronck
                                         Vice President and Chief
                                         Accounting Officer

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

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