Form 10-Q
period 2001-09-30
UNIVERSITY REAL ESTATE PARTNERSHIP V
filed 2002-05-10
CIK 311173

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the quarterly period ended September 30, 2001
                               -------------------------------------------------


                                       or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the transition period from                   to
                               -----------------    -----------------

Commission File Number    0-8914
                       ------------



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

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

                               INDEX TO FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001



                                                                             Page
                                                                             ----

Part I - Financial Information

     Item 1 - Condensed Consolidated Financial Statements:

              (a) Condensed Consolidated Balance Sheets as of
                  September 30, 2001 and December 31, 2000                    3

              (b) Condensed Consolidated Statements of Operations for the
                  three and nine months ended September 30, 2001 and 2000     4

              (c) Condensed Consolidated Statements of Cash Flows for the
                  three and nine months ended September 30, 2001 and 2000     5

              (d) Notes to Condensed Consolidated Financial Statements       6-7

     Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            8-9

Part II - Other Information

     Item 6 - Exhibits and Reports on Form 8-K                                9

     Signatures                                                              10

                         PART I - FINANCIAL INFORMATION

ITEM 1.            CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      UNIVERSITY REAL ESTATE PARTNERSHIP V
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                           September 30,
                                                                2001       December 31,
                                                            (Unaudited)        2000
                                                           -------------   ------------

ASSETS

Real estate investments
    Land                                                   $  2,045,356    $  2,045,356
    Buildings and improvements                               18,533,941      18,414,312
                                                           ------------    ------------
                                                             20,579,297      20,459,668

    Less: Accumulated depreciation and amortization          (1,678,896)     (1,102,994)
                                                           ------------    ------------
                                                             18,900,401      19,356,674
                                                           ------------    ------------

Cash (including $49,734 and $51,619 for security
  deposits at September 30, 2001 and
  December 31, 2000, respectively)                               11,671         280,804
Accounts receivable                                              21,670           5,428
Other receivables                                                 5,270              --
Other receivables - related parties                              27,035          33,073
Deferred borrowing costs, net of accumulated
  amortization of $180,996 and $103,514 at
  September 30, 2001 and December 31, 2000, respectively        437,685         515,168
Escrows                                                         185,367         215,257
Prepaid expenses and other assets                                23,500              --
                                                           ------------    ------------
                                                           $ 19,612,599    $ 20,406,404
                                                           ============    ============

LIABILITIES AND PARTNERS' DEFICIT

Mortgage note payable                                      $ 15,793,140    $ 15,889,787
Participating notes payable                                   4,050,000       4,050,000
Note payable - related parties                                   89,000              --
Accrued mortgage interest                                       203,445         206,872
Accrued property taxes                                          127,012          76,192
Accounts payable and accrued expenses                           233,370         107,176
Other payables - related party                                  134,061          39,178
Prepaid rent                                                     51,086          12,047
Security deposits                                                49,734          51,622
Subordinated real estate commissions                            548,757         548,757
                                                           ------------    ------------
                                                             21,279,605      20,981,631
                                                           ------------    ------------

Minority partner's interest                                      (9,588)             --

Partners' deficit
    Limited Partners - 50,000 units authorized;
      34,253 units issued and outstanding (17,723
      Income units and 16,530 Growth/Shelter units)          (1,100,474)        (29,105)
    General Partner                                            (556,944)       (546,122)
                                                           ------------    ------------
                                                             (1,657,418)       (575,227)
                                                           ------------    ------------
                                                           $ 19,612,599    $ 20,406,404
                                                           ============    ============


See notes to condensed consolidated financial statements

                      UNIVERSITY REAL ESTATE PARTNERSHIP V
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         Three Months Ended             Nine Months Ended
                                                            September 30,                 September 30,
                                                   ----------------------------    ----------------------------
                                                       2001            2000            2001            2000
                                                   ------------    ------------    ------------    ------------

Revenues:
     Rental income                                 $    582,750    $    718,803    $  1,871,288    $  2,134,765
     Interest                                               202           1,291           1,520           4,421
     Other income                                       126,010          76,908         249,570         205,215
                                                   ------------    ------------    ------------    ------------
         Total revenues                                 708,962         797,002       2,122,378       2,344,401
                                                   ------------    ------------    ------------    ------------

Expenses:
     Property taxes                                      42,337          44,576         127,012         133,727
     Other property operations                          334,884         288,343         913,043         776,098
     Bad debts                                            2,429          19,197          20,397          36,401
     Property management fees                            36,311          46,410         106,825         119,832
     General and administrative                          48,025          36,039          71,640         126,260
     General and administrative - affiliates             28,311          24,792          85,245         113,408
                                                   ------------    ------------    ------------    ------------
         Total expenses                                 492,297         459,357       1,324,162       1,305,726
                                                   ------------    ------------    ------------    ------------

Net operating income                                    216,665         337,645         798,216       1,038,675

Interest                                               (414,830)       (417,367)     (1,236,611)     (1,246,851)

Depreciation and amortization                          (219,014)       (212,490)       (653,384)       (629,920)
                                                   ------------    ------------    ------------    ------------

Net loss before minority partner's interest in
     subsidiary losses                                 (417,179)       (292,212)     (1,091,779)       (838,096)

Minority partner's interest in subsidiary losses          3,588              --           9,588              --
                                                   ------------    ------------    ------------    ------------

Net loss                                           $   (413,591)   $   (292,212)   $ (1,082,191)   $   (838,096)
                                                   ============    ============    ============    ============


Net loss allocable to General Partner                    (4,136)         (2,922)        (10,822)         (8,381)
Net loss allocable to Limited Partners                 (409,455)       (289,290)     (1,071,369)       (829,715)
                                                   ------------    ------------    ------------    ------------

Net loss                                           $   (413,591)   $   (292,212)   $ (1,082,191)   $   (838,096)
                                                   ============    ============    ============    ============


Net loss per Limited Partnership Unit              $     (11.95)   $      (8.45)   $     (31.28)   $     (24.22)
                                                   ============    ============    ============    ============


See notes to condensed consolidated financial statements

                      UNIVERSITY REAL ESTATE PARTNERSHIP V
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                  Nine Months Ended
                                                                     September 30,
                                                            ----------------------------
                                                                2001            2000
                                                            ------------    ------------

Net loss                                                    $ (1,082,191)   $   (838,096)

Adjustments to reconcile net loss to net cash provided by
  operating activities:
     Depreciation and amortization                               653,385         629,920
     Minority partner's interest in subsidiary loss               (9,588)             --
     Changes in assets and liabilities:
         Accounts receivable                                     (16,242)         (5,589)
         Other receivables                                       (27,035)        157,898
         Other receivables - related parties                      27,803          (2,580)
         Accrued mortgage interest                                (3,427)        147,866
         Prepaid expenses and other assets                         6,390          37,092
         Escrows                                                      --          81,601
         Accounts payable and accrued expenses                   126,194         (65,423)
         Other payables                                               --         (30,851)
         Accrued property taxes                                   50,820          44,575
         Other payables - related parties                         94,883         (30,850)
         Prepaid rent                                             39,039           2,580
         Security deposits                                        (1,888)          3,129
                                                            ------------    ------------

Net cash (used in) provided by operating activities             (141,857)        131,272
                                                            ------------    ------------

Cash flows from investing activities:
     Additions to real estate                                   (119,629)       (126,932)
                                                            ------------    ------------

Net cash used in investing activities                           (119,629)       (126,932)
                                                            ------------    ------------

Cash flows from financing activities:
     Principal payments on mortgage note payable                 (96,647)        (78,142)
     Advances on mortgage notes payable                               --         175,000
     Advances on notes payable - related parties                  89,000              --
     Deferred borrowing costs                                         --         (11,395)
     Distributions                                                    --         (18,716)
                                                            ------------    ------------

Net cash provided by financing activities                         (7,647)         66,747
                                                            ------------    ------------

NET (DECREASE) INCREASE IN CASH                                 (269,133)         71,087

CASH AT BEGINNING OF PERIOD                                      280,804         317,630
                                                            ------------    ------------

CASH AT END OF PERIOD                                       $     11,671    $    388,717
                                                            ============    ============

CASH PAID DURING THE PERIOD FOR INTEREST                    $  1,240,038    $  1,196,984
                                                            ============    ============

NON-CASH TRANSACTIONS
     2001 - None
     2000 - None


See notes to condensed consolidated financial statements

                      UNIVERSITY REAL ESTATE PARTNERSHIP V
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the years ended December 31, 2001 and 2000. The December 31, 2000 consolidated balance sheet was derived from audited numbers.

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

NOTE 2 - LIQUIDITY

The Partnership's principal capital resources at September 30, 2001 consisted of one apartment complex located in Tempe, Arizona with a depreciated cost of $18,900,401 as of that date. The number of units available was 376.

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

                      UNIVERSITY REAL ESTATE PARTNERSHIP V
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


NOTE 2 - LIQUIDITY (Continued)

Operations have not generated sufficient cash in 2001 to pay the expenses of the partnership. Affiliates of the general partners have advanced $89,000 through September 30, 2001 and a total of $229,125 through December 31, 2001 to the Partnership to enable it to meet its cash requirements. There is no assurance that the general partner will fund the debt service of the senior participation notes in the future. The property occupancy level at September 30, 2001 was approximately 91%.

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

NOTE 4 - TRANSACTIONS WITH AFFILIATES

Compensation and reimbursements paid to or accrued for the benefit of OS General Partner Company and affiliates for the three and nine months ended September 30, 2001 and 2000 were as follows:

                                                         Three Months Ended           Nine Months Ended
                                                            September 30,               September 30,
                                                    ---------------------------   ---------------------------
                                                        2001           2000           2001           2000
                                                    ------------   ------------   ------------   ------------

Asset management fees                               $     22,500   $     20,000   $     67,500   $     95,000
Charged to general and administrative expense:
     Partnership and financial administration,
       accounting and tax reporting, and investor
       relations                                           5,811         13,985         17,745         67,547
                                                    ------------   ------------   ------------   ------------
Total                                               $     28,311   $     33,985   $     85,245   $    162,547
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

The following discussion of the financial condition and results of operations of the Partnership relates to the nine months ended September 30, 2001 and 2000 and should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

The Partnership's net loss for the nine months ended September 30, 2001 and 2000 was $1,091,779 and $838,096, respectively. Total revenues for the nine months ended September 30, 2001 and 2000 were $2,122,378 and $2,344,401, respectively. Total expenses for nine months ended September 30, 2001 and 2000 were $3,214,157 and $3,182,497, respectively. The decrease in total revenues during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 is primarily attributable to the lower occupancy during the first seven months of the year due to local market conditions. Occupancy was 91% and 94% for September 2001 and 2000, respectively. Depreciation and amortization remained fairly consistent, as expected, being $653,384 and $629,920 in 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $141,857 for the nine months ended September 30, 2001 and $131,272 for the nine months ended September 30, 2001 and 2000, respectively.

For 2001, despite cash being provided by the decrease in prepaid expenses and other assets of $6,390 and increases in accounts payable and accrued expenses of $229,927, accrued property taxes of $50,820 and prepaid rent of $39,039, cash of $119,629 was used in operations primarily due to the increase in accounts receivable of $24,324, decreases in accrued mortgage interest of $3,427 and security deposits of $1,888 and losses due to low occupancy.

For 2000, cash of $131,272 was provided by the decrease in prepaid expenses and other assets of $197,094, the decrease in escrow reserves of $81,601, the increase in accrued mortgage interest of $147,866 and the increase in accrued property taxes of $44,575. This net provision of cash was partially offset by a decrease in accounts payable and accrued expenses of $96,273, and the decrease in other payables of $30,851 and losses due to low occupancy.

During the nine months ended September 30, 2001 and 2000, cash used in investing activities was $119,629 and $126,932, respectively, which was used to purchase equipment and building improvements.

During the nine months ended September 30, 2001 cash used by financing activities was $7,647. Payments of principal on the mortgage debt of $96,647 offset by the receipt of a note advance of $89,000 from a related party.

The Partnership's principal capital resources at September 30, 2001 consisted of a 376-unit apartment complex located in Tempe, Arizona with a depreciated cost of $18,900,401 as of that date.

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



                                   UNIVERSITY REAL ESTATE PARTNERSHIP V

                                   By: UNIVERSITY ADVISORY COMPANY
                                       General Partner

                                   By: OS GENERAL PARTNER COMPANY




        May 6, 2002                By: /s/ Curtis R. Boisfontaine
----------------------------           -----------------------------------------
            Date                       Curtis R. Boisfontaine, Jr. President,
                                       Principal Executive Officer and
                                       Director OS General Partner Company



        May 6, 2002                By: /s/ David K. Ronck
----------------------------           -----------------------------------------
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