Form 10-K
period 2001-12-31
UNIVERSITY REAL ESTATE PARTNERSHIP V
filed 2002-05-10
CIK 311173

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
                          ------------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

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

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]        No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Of the registrant's 34,253 Limited Partnership Units, 6,158 units are held by an affiliate of the registrant. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for Limited Partnership Units.

Documents Incorporated by Reference: None

Exhibit Index: See Page 19

                                TOTAL OF 43 PAGES

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

                       INDEX TO ANNUAL REPORT ON FORM 10-K


Item No.                                                                                                       Page
--------                                                                                                       ----
PART I

  1  Business................................................................................................   3

  2  Property................................................................................................   6

  3  Legal Proceedings.......................................................................................   6

  4  Submission of Matters to a Vote of Security Holders.....................................................   6


PART II

  5  Market for Registrant's Units of Limited Partnership and Related Security Holder Matters................   7

  6  Selected Financial Data.................................................................................   8

  7  Management's Discussion and Analysis of Financial Condition and Results of Operations...................   9

  8  Consolidated Financial Statements and Supplementary Data................................................  16


PART III

  9  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure....................  17

 10  Directors and Executive Officers of the Registrant......................................................  17

 11  Executive Compensation..................................................................................  17

 12  Security Ownership of Certain Beneficial Owners and Management..........................................  17

 13  Certain Relationships and Related Transactions..........................................................  18


PART IV

 14  Exhibits, Consolidated Financial Statements Schedules and Reports on Form 8-K...........................  18

                                     PART I


ITEM 1.  BUSINESS

Organization

University Real Estate Partnership V (the "Partnership" or "Registrant") was organized on August 12, 1977, as a limited partnership under the provisions of the California Uniform Limited Partnership Act. The general partners are OS General Partner Company ("OSGPC"), a Texas corporation, and OS Holdings, Inc. ("OS"), a Texas corporation. The principal place of business for the General Partners is 3811 Turtle Creek Blvd., Suite 1850, Dallas, Texas 75219.

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

Meridian Realty Advisors, Inc. ("MRA") is responsible for overseeing the management of the Partnership and is a related party to the General Partners (see Item 13).

Business Plan

It is the General Partners' intent to sell the property. Management began actively marketing the property for sale in October 2001 and subsequently recorded an impairment charge of $2,100,000 against the property based on various letters of intent to purchase the property and the estimated future cashflows to be generated by the property.

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


Current Operations

General:

The Partnership's primary business is to own, operate and ultimately dispose of its portfolio of income-producing real properties for the benefit of its partners. The Partnership's only remaining real estate project is up for sale. The project, Superstition Park Apartments, was acquired on July 1, 1999. As of December 31, 2001, the property had a book value of $17,021,260, subsequent to management assessment of a $2,100,000 impairment charge against the property (including the write-down of the remaining, un-amortized, deferred borrowing costs of approximately $400,000). See Item 8 - Notes 4 and 6 to the consolidated financial statements.

The Partnership sold Washington Towne Apartments on April 1, 1999. The proceeds from the sale of Washington Towne Apartments were used to acquire Superstition Park.

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

On July 13, 1999, in order to consummate refinancing with a new lender, the Partnership entered into an agreement with Meridian Equity Investors, LP ("MEI"), a Texas limited partnership, in order to operate Meridian Multi-Family Investors 99-IV ("MMFI 99-IV") pursuant to the Limited Partnership Act. The Partnership contributed to MMFI 99-IV its 99% member interest in WTA. As a result the Partnership owns a 99% General Partner interest (both Class A and Class B) in MMFI 99-IV while MEI owns the remaining 1% General Partner interest (both Class A and Class B). MEI is owned by affiliates of the General Partner of the Partnership.

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

MEI and MSP are effectively minority interest partners. In accordance with various provisions of the Partnership's limited partnership agreement, no income
(loss) allocations or cash distributions will be made to MSP. MEI's Minority Partner's Interest in subsidiary losses amounts to $47,416 at December 31, 2001.

Competitive Conditions

Since the principal business of the Partnership is to own and operate real estate, the Partnership is subject to all of the risks incidental to ownership of real estate and interests therein, many of which relate to the illiquidity of this type of investment. The amount of cash received by the Registrant from the real estate is a function of the net rental revenues generated by the properties owned by the Partnership. Net rental revenues from a multifamily apartment complex depend on the rental and occupancy rates of the property and on the level of operating expenses. Occupancy rates and rents are directly affected by the supply of, and demand for, apartments in the market areas in which a property is located. This, in turn, is affected by several factors such as local or national economic conditions, the amount of new apartment construction and interest rates on single-family mortgage loans. These risks include the availability of permanent mortgage funds, which may render the sale, or refinancing of a property difficult or unattractive. In addition, factors such as government regulation (such as zoning and tax laws), inflation, real estate and other taxes, labor problems and natural disasters can affect the economic operations of a property.

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

The Registrant has no employees. Certain services are provided to the Registrant by certain affiliates (See Item 13.):

     Subordinated Real Estate commissions

     Under the Partnership Agreement, the General Partners or an affiliate is entitled to a subordinated real estate commission upon the sale of partnership properties. Payment of the commission is subordinated to distributions to the Limited Partners of original invested capital plus a 9% per annum cumulative return. Subordinated real estate commissions payable totaled $548,757 at both December 31, 2001 and 2000.

     Compensation and Cost Reimbursement

     Compensation and reimbursements paid to or accrued for the benefit of OSGPC and affiliates for the years ending December 31 are as follows:

                                                     2001       2000       1999
                                                   --------   --------   --------
Asset management fee                               $ 90,000   $112,500   $112,500

Charged to general and administrative expense:
    Partnership and Financial administration,
      accounting and tax reporting, and investor
      relations                                      22,565     27,178     25,000
                                                   --------   --------   --------
Total compensation and reimbursements              $112,565   $139,678   $137,500
                                                   ========   ========   ========

ITEM 2.  PROPERTY

Description of Real Estate

The following table sets forth the investment portfolio of the Partnership at December 31, 2001. The value of the property reflects its new basis after an impairment charge of $2,100,000 recorded to the balance sheet effective December 31, 2001. It is the opinion of management that the property has adequate insurance coverage. A discussion of general competitive conditions to which the property is subject is included in Item 1 hereof. The mortgage note payable at December 31, 2001 secured by Superstition Park Apartments is $15,758,530. Full detail of the mortgage is described in Item 8 - "Note 5 - Notes Payable."

                                                             Gross
                                                          Book Value            Occupancy               Date
Property                       Description                of Property             Rate                Acquired
--------                       -----------                -----------           ---------             --------
Superstition Park
  Apartments                   Apartments
  Tempe, Arizona               376 units                $   17,021,260             84%                July 1999
                                                        ==============

Depreciation is taken on the straight-line basis over the estimated useful life of the property (25 years).

Operating Data

Occupancy Information for Superstition Park for the years 1999 to date:

                                               July 1, 1999*
                                                  through
                                             December 31, 1999      2000        2001      2002**
                                             -----------------      ----        ----      ------
  Occupancy rate                                      93%             89%         84%        87%
  Average effective rental rate per unit            $790            $740        $749       $726

*  Date of acquisition.
** Through February 25, 2002.

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

The tenant rejected initial attempts to discuss a settlement. The Partnership answered the tenant's complaint by filing a cross-complaint for indemnity against the current owner of the property. The Partnership prevailed against the tenant on a motion for summary judgment in December of 2001. The tenant appealed that ruling; however, the court upheld its prior ruling and the Partnership again prevailed on its motion. The tenant is thought to be in the process of filing an appeal with the California Court of Appeals although no notice has been received by the Partnership. It is not possible to predict the outcome of the motion or the claims against the current owner of the Glasshouse Square shopping center. No accrual has been made in the financial statements in respect of this matter.

There are no other material pending legal proceedings to which the Registrant is a party or to which its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                                PART II


ITEM 5. MARKET FOR REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND RELATED SECURITY HOLDER MATTERS

(A) There is no established public trading market for Limited Partnership Units, nor is one expected to develop.

(B)      The approximate number of unit holders at March 27, 2002:

                            Title of Class          Number of Record Unit Holders
                            --------------          -----------------------------
                      Income units                                 571
                      Growth/shelter units                         791
                                                                ------
                                                                 1,362
                                                                ======

(C) The Partnership did not make distributions during the years ended December 31, 1999 and 2001. However distributions of $18,715 paid during 2000 were for state income taxes withheld and remitted to the State of California on prior year distributions. Cumulative distributions through December 31, 2001, were $16,905,944, $1,786,307, and $590,957 to the Income, Growth/Shelter, and General Partners, respectively.

         See Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations, for information regarding the sources of funds used for cash distributions and for a discussion of factors, if any, which may adversely affect the Registrant's ability to make future cash distributions.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's consolidated financial statements and notes thereto appearing in Item 8.

                                                                              Year Ended December 31,
Consolidated Statements                           ----------------------------------------------------------------------------
Of Operations                                         2001            2000            1999            1998            1997
-----------------------                           ------------    ------------    ------------    ------------    ------------
Rental income                                     $  2,485,086    $  2,830,971    $  1,651,793    $  1,551,668    $  2,390,773
Interest income                                          1,657           6,510          34,592          45,915          32,335
Other income                                           347,185         261,662         135,306         160,427          84,723
Expenses                                            (4,288,618)     (4,164,290)     (3,266,482)     (2,069,394)     (2,886,252)
Impairment charge                                   (2,100,000)             --              --              --              --
Minority partner's interest                             47,416              --              --              --              --
Gain on sale of real estate                                 --              --       2,212,935         198,610              --
                                                  ------------    ------------    ------------    ------------    ------------
Income (loss) before
  extraordinary items                               (3,507,274)     (1,065,147)        768,144        (112,774)       (378,421)
Extraordinary items*                                        --              --              --         420,418              --
                                                  ------------    ------------    ------------    ------------    ------------
Net income (loss)**                               $ (3,507,274)   $ (1,065,147)   $    768,144    $    307,644    $   (378,421)
                                                  ============    ============    ============    ============    ============

Net income (loss) per Limited Partnership unit:
   Income (loss) before
     extraordinary items                          $    (101.37)   $     (30.79)   $      22.20    $      (3.26)   $     (10.92)
   Extraordinary items                                      --              --              --           12.15              --
                                                  ------------    ------------    ------------    ------------    ------------

   Net income (loss)                              $    (101.37)   $     (30.79)   $      22.20    $       8.89    $     (10.92)
                                                  ============    ============    ============    ============    ============

Distributions per Limited
  Partnership unit:
   Income Partners                                $         --    $       1.06    $         --    $      60.64    $         --
   Growth/Shelter
     Partners                                     $         --    $         --    $         --    $         --    $         --


                                                         As of December 31,
Consolidated Balance         ---------------------------------------------------------------------------
Sheets                           2001            2000            1999           1998            1997
--------------------         ------------    ------------    ------------   ------------    ------------
Real estate, net             $ 17,021,260    $ 19,356,674    $ 19,889,398   $  1,712,837    $ 10,951,261
Notes receivable, net                  --              --              --             --         250,000
Total assets                   17,272,701      20,406,404      21,397,653      2,135,979      12,248,950
Mortgage and promissory
  notes payable                19,808,530      19,939,787      19,875,000      1,677,715      10,680,255
Partners' equity (deficit)     (4,082,501)       (575,227)        508,635       (259,509)        507,540

Net income (loss) per Limited Partnership Unit is computed by dividing net loss allocated to the Limited Partners by the weighted average number of Limited Partnership Units outstanding during the year. Per unit information has been computed based on 34,253 Limited Partnership Units outstanding in 2001, 2000 and 1999, 34,275 Limited Partnership Units outstanding in 1998, 34,301 Units outstanding in 1997.

*  Related to debt forgiveness.
** See Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Outlook

The complex was constructed in 1985, acquired by the Partnership in July 1999 and is currently held for sale. Management believes that no significant rehabilitation or deferred maintenance costs are required. Consequently, the Partnership has not entered into any commitments in respect of any significant non-recurring capital expenditures. However, management has recorded and impairment charge of $2,100,000 against the carrying value of the property.

Management's cash flow estimates for the year ended December 31, 2002 indicate that operations at the property will improve from the 87% occupancy levels in February 2002 to 90% for the year. This would generate total revenue for the year ended December 31, 2002 of approximately $2,800,000. Net operating income of approximately $1,700,000 is estimated based on projected operating expenses for the year. After mortgage note interest, recurring capital expenditures, and depreciation and amortization, the property is expected to generate a net loss of approximately $400,000 for the year ended December 31, 2002.

Liquidity And Capital Resources

General:

The Partnership's principal capital resources at December 31, 2001 consisted of one apartment complex located in Tempe, Arizona with a carrying value of $17,021,260 as of that date. The number of units available was 376 with an 84% occupancy rate.

The apartment complex was acquired by the Partnership through a like-kind exchange in 1999. The acquisition was financed through proceeds of approximately $18,600,000 received from the issuance of two mortgage notes. These notes were subsequently refinanced through the issuance of a $16,000,000 mortgage note and the issuance of general promissory notes of $4,050,000. See Item 7a - Quantitative and Qualitative Disclosures About Market Risk. These general promissory notes include a feature, which will allow the holders to potentially share in appreciation of the property, upon certain circumstances being met. There can be no assurances that the property will appreciate in value. The Partnership does not anticipate acquiring additional properties.

Operations did not generate sufficient cash in 2001 to meet all of the Partnership's cash flow needs. In 2001, affiliates of the General Partners advanced $229,125 to the Partnership to enable it to meet its cash requirements. See Note 2 to the Consolidated Financial Statements. There is no assurance that the General Partners will fund the cash short falls of the Partnership in the future.

The property is currently being marketed for sale. The net proceeds, if any, from the sale will be distributed to income unit holders after all superior obligations have been paid. It is the General Partners' intent to dissolve the Partnership once distributions have been made. There is no assurance that sufficient, if any, proceeds will be available to satisfy all outstanding obligations of the property (including the subordinated real estate commissions), the Partnership or return the equity to the partners.

The following sets forth certain information regarding the real estate owned by the Partnership:

Superstition Park Apartments

The apartment complex, which is located in Tempe, Arizona, had an average occupancy rate of 86% in 2001, 89% in 2000 and 93% in 1999. This property generated a net operating loss of $1,031,010 in 2001 and net operating income of approximately $1,441,450 and $654,453 for 2000 and 1999, respectively.

Debt service payments for this property were approximately:

                              2001         2000
                           ----------   ----------
Principal
     Mortgage note            131,000      110,000
     Participation notes           --           --
Interest
     Mortgage notes         1,246,000    1,259,000
     Participation notes      405,000      405,000

The mortgage note had a principal balance of approximately $15,759,000 at December 31, 2001. The last principal payment on the underlying mortgage is due January 2010.

The outstanding balance of the participation notes were $4,050,000 at December 31, 2001. These notes contain a participation feature whereas the holder of the notes could possibly share in the appreciation of the real estate investment at the time that the property is sold. The property will have to be sold for more than $20,250,000 before the holders of these notes will share in the any appreciation. At December 31, 2001 the Company has not recorded a participation liability for this participation feature as management has estimated that the appreciation of the real investment over the term of these notes will be minimal, if any (see asset quality below). The actual appreciation in the real estate investment could differ from management's estimated resulting in a future liability. These note agreements further preclude the Partnership from making distributions in excess of capital contributions, unless all the principal and interest then due on these notes are paid in full, except for state tax obligations of foreign partners. The participation note agreements call for additional capital contributions to be made by the general partner in years 2002 through 2005 in the event that the Partnership is in default of the interest payments. However the failure to make current interest payments will not cause an event of default unless the Partnership has received sufficient funds from the property. These additional contributions are to be used to make payment on the accrued but unpaid interest.

During the first quarter of 2002, the Partnership did not acquire additional properties.

The Partnership requires cash to pay its operating and debt service expenses and for periodic distributions to its unit holders. The following table sets forth information regarding cash distributions paid to unit holders during the years shown:

                       For the Year Ended   For the Year Ended   For the Year Ended
                       December 31, 2001    December 31, 2000    December 31, 1999
                       ------------------   ------------------   ------------------
Income units           $               --   $           18,715   $               --
Growth/Shelter units                   --                   --                   --
                       ------------------   ------------------   ------------------
                       $               --   $           18,715   $               --
                       ==================   ==================   ==================

The principal sources of cash available for the payment of expenses and distributions are: (i) net rental and other revenues generated by the Partnership's real estate, (ii) interest income earned on temporary investments,
(iii) undistributed cash held by the Partnership and (iv) advances from the general partner to pay interest on the senior participation notes. Future distributions to unit holders will depend on the amount of net rental and other income and interest income earned by the Partnership and the amount of undistributed cash it holds. The Partnership believes that the cash provided by net rental and other income and interest income, supplemented, if necessary, by cash-on-hand and General Partner advances will be adequate to meet its projected short-term liquidity requirements. Under the terms of its Partnership Agreement, the Partnership has the authority to enter into short-term and long-term debt financing arrangements. The Partnership currently has entered into such arrangements for purposes of debt service payments on the senior participation notes with a related party to the General Partners, but not for making distributions and repurchasing units. The Partnership is not authorized to issue additional units to meet short-term or long-term liquidity requirements.

A summary of contractual cash obligations at December 31, 2001 is as follows:

                                                                     PAYMENTS DUE BY PERIOD
                                     ---------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                 TOTAL           2002           2003           2004           2005           2006
-----------------------              ------------   ------------   ------------   ------------   ------------   ------------
Secured Notes Payable including
interest                             $  6,887,510   $  1,377,502   $  1,377,502   $  1,377,502   $  1,377,502   $  1,377,502

Unsecured notes including interest      5,065,000        405,000        405,000      4,255,000             --             --

Total contractual cash obligations   $ 11,952,510   $  1,782,502   $  1,782,502   $  5,632,502   $  1,377,502   $  1,377,502

Asset Quality:

It is the policy of the Partnership to make a periodic review of its real estate, and adjust, when necessary, the carrying value of such real estate. Real estate property held by the Partnership is recorded at the lower of cost or fair value.

The fair value of real estate owned by the Partnership is based on management's best estimate of the fair value of the properties, which may vary from the ultimate value realized from these properties.

Management reviews the property for impairment whenever events or changes in circumstances indicate that the carrying value of the property may not be recoverable. The review of recoverability is based on an estimate of undiscounted future cash flows expected to result from its use and eventual disposition. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value of the property exceeds its estimated value.

As indicated in the Outlook section, Management has recorded an impairment charge in the amount of $2,100,000 thereby reducing the carrying value of the property to $17,021,260 at December 31, 2001. The impairment is considered necessary based on the current and estimated future levels of occupancy of the property, potential rehabilitation costs and local real estate market conditions.

Comparative Analysis:

Cash used in operating activities was $194,269, $25,400 and $521,340 for the twelve months ended December 31, 2001, 2000 and 1999, respectively.

For 2001, net loss included non-cash charges of depreciation and amortization of $872,879 and an impairment charge against the carrying value of the property of $2,100,000. Additionally, cash was provided by a decrease in escrow reserves of $81,627, an increase in accounts payable and accrued expenses of $264,071 and an increase in prepaid rent of $55,794. These sources of cash from operations were partially offset by an increase in prepaid expenses and other assets of $18,940, a decrease in security deposits of $5,138, and an increase in accounts receivable of $3,026.

For 2000, net loss included non-cash charges of depreciation and amortization of $842,344. Additionally, cash was provided by a decrease in escrow reserves of $121,649, a decrease in prepaid expenses and other assets of $52,236 and an increase in accrued mortgage interest of $151,085. These sources of cash from operations were partially offset by a decrease in accounts payable and accrued expenses of $93,855, a decrease in other payables of $20,422, and a decrease in property taxes of $12,960.

For 1999, net income included non-cash charges of depreciation and amortization of $574,277, and non-cash expenses on the acquisition of Superstition Park Apartments of $113,312. In addition, net income included a gain on sale of real estate of $2,212,935. Additionally, cash was provided by a decrease in prepaid expenses and other assets of $42,735, an increase in accounts payable and accrued expenses of $130,156 and an increase in accrued mortgage interest of $317,860. The sources of cash from operations were partially offset by an increase in escrow reserves of $226,387.

For 2001, the cash used in investing activities was $122,297 which was used primarily to purchase equipment and building improvements. For 2000, the cash used in investing activities was $206,103 which was used primarily to purchase equipment and building improvements. For 1999, the Partnership received proceeds from the sale of Washington Towne Apartments of $1,914,994 and used cash of $1,900,147 in the acquisition of Superstition Park Apartments, resulting in net cash provided by investing activities of $14,847.

Additionally, in 2001 cash flows from financing activities consisted primarily of an advance in the amount of $229,125 from affiliates, offset by principal payments made on mortgage notes payable of $131,257. For 2000, cash flows from financing activities consisted primarily of proceeds received from participating notes payable of $175,000 and a refund on the mortgage note refinancing of $160,000 off-set by principal payments made on the mortgage notes of $110,213. For 1999, the Partnership received cash advances from mortgage notes and participating notes of $19,875,000, and made payments on mortgage notes of $18,636,558. In addition the Partnership used cash of $607,287 for borrowing costs.

Should operations deteriorate and present resources not be adequate for current needs, the Partnership has no outside lines of credit on which to draw for its working capital needs. Neither the General Partners, its affiliates nor Median Realty Advisors, Inc. have any obligation to provide financial support to the Partnership, although they have been providing some financial support during 2001 and since December 31, 2001. Accordingly, continued operations of the Partnership is dependent on the Partnership being able to generate cash flow from operations or sale of its remaining operating property or negotiated reductions in requirements related to outstanding debt obligations. If the Partnership is unable to either generate sufficient operating cash flows or ultimately renegotiate its debt structure, the Partnership would have to restructure its agreement with the note holders.

Results Of Operations

The table below compares the results of operations for each year shown:

                                For the Year Ended    For the Year Ended    For the Year Ended
                                December 31, 2001     December 31, 2000     December 31, 1999
                                ------------------    ------------------    ------------------
Revenues:
   Rental income                $        2,485,086    $        2,830,971    $        1,651,793
   Other income                            347,185               261,662               135,306
   Interest income                           1,657                 6,510                34,592
                                ------------------    ------------------    ------------------
                                         2,833,928             3,099,143             1,821,691
                                ------------------    ------------------    ------------------

Expenses:
   Property taxes                          169,350               152,384               127,755
   Other property operations             1,196,169               994,021               593,663
   Impairment charge                     2,100,000                    --                    --
   Bad debts                                24,498                46,571                17,400
   General and administrative              232,449               299,552               353,381
   Property management fees                142,472               165,165                75,069
                                ------------------    ------------------    ------------------
                                         3,864,938             1,657,693             1,167,268
                                ------------------    ------------------    ------------------
Net operating income (loss)             (1,031,010)            1,441,450               654,423

Depreciation and amortization             (872,879)             (842,344)             (574,277)
Interest expense                        (1,650,801)           (1,664,253)           (1,524,937)
Gain on sale of real estate                     --                    --             2,212,935
Minority partner's interest                 47,416                    --                    --
                                ------------------    ------------------    ------------------

Net income (loss)               $       (3,507,274)   $       (1,065,147)   $          768,144
                                ==================    ==================    ==================

The table below compares the movement in the results of operations for each year shown:

                                  Movement        Movement
                                 From 2000       From 1999
                                ------------    ------------
Revenues:
   Rental income                $   (345,885)   $  1,179,178
   Other income                       85,523         126,356
   Interest income                    (4,853)        (28,082)
                                ------------    ------------
                                    (265,215)      1,277,452
                                ------------    ------------
Expenses:
   Property tax expense               16,966          24,629
   Other property operations         202,148         400,358
   Impairment charge               2,100,000              --
   Bad debts                         (22,073)         29,171
   General and administrative        (67,103)        (53,829)
   Property management fees          (22,693)         90,096
                                ------------    ------------
                                   2,207,245         490,425
                                ------------    ------------
Net operating income              (2,472,460)        787,027

Depreciation and amortization        (30,535)       (268,067)
Interest expense                      13,452        (139,316)
Gain on sale of real estate               --      (2,212,935)
Minority partner's interest           47,416              --
                                ------------    ------------

Net income (loss)               $ (2,442,127)   $ (1,833,291)
                                ============    ============

Revenues:

Rental revenues were $2,485,086, $2,830,971, and $1,651,793 for the years ended December 31, 2001, 2000, and 1999, respectively.

An increase in vacancy loss attributed to the decrease of revenue for 2001. Prior to April of 1999 the Partnership held an ownership interest in Washington Towne Apartments (a 148-unit apartment complex). The sale of the Washington Towne Apartments in April of 1999, and the subsequent purchase of the larger Superstition Park Apartments (a 376-unit apartment complex) in July of 1999 resulted in an increase in rental revenues from 1999 to 2000 of $1,179,178.

Interest income decreased $4,853 and $28,082 from 2000 to 2001 and 1999 to 2000, respectively.

Interest income for the year ended December 31, 1999 was largely attributable to the proceeds received from the sale of the Washington Towne Apartments which were held in an interest bearing escrow account until the Superstition Park Apartments were acquired, in addition to the interest earned on funds held in escrow pending the completion of the participating notes payable offering. The Partnership did not earn similar type interest during the years ended December 31, 2000 and 2001.

Other income increased $85,523 from 2000 to 2001 and $126,356 from 1999 to 2000. The increase in other income is attributable to increases in cable television revenue and water reimbursements.

Expenses:

Interest expense was $1,650,801, $1,664,253 and $1,524,937 for the years ended December 31, 2001, 2000 and 1999, respectively.

Interest expense for the year ended December 31, 2001 was largely unchanged from the previous year. Interest expense for the years ended December 31, 2000 and 2001 includes a full year of interest on the mortgage note payable collateralized by the Superstition Park Apartments, and the general participating notes payable. Interest expense for the year ended December 31, 1999 includes a partial year of interest on mortgage notes payable collateralized by the Superstition Park Apartments, but does not include any interest on the participating notes payable that were effective December 31, 1999. Interest expense for the year ended December 31, 1999 does include interest charges of $325,000 incurred upon refinancing the original note payable entered into upon acquiring the Superstition Park Apartments.

The Partnership sold the Washington Towne Apartments in 1999 resulting in a gain of $2,212,935. There were no sales during the years ended December 31, 2001 or 2000.

Depreciation and amortization expense was $872,879, $842,344, and $574,277 for the years ended December 31, 2001, 2000 and 1999, respectively.

The increase in depreciation and amortization expense from 2000 to 2001 is attributed to depreciation expense on equipment and building improvements for assets added in 2000 and 2001. The increase in depreciation and amortization expense from 1999 to 2000 is attributable to the Superstition Park Apartments being held by the Partnership for the entire year, versus for only six months in 1999. In addition the Partnership began amortizing debt issuance cost associated with notes payable during 2000, when there was no such amortization in 1999.

It is the General Partners' intent to sell the property. Management began actively marketing the property for sale in October 2001 and subsequently, effective December 31, 2001, recorded an impairment charge of $2,100,000 against the property based on various letters of intent to purchase the property and the estimated future cashflows to be generated by the property.

Property tax expense was $169,350, $152,384 and $127,755 for the years ended December 31, 2001, 2000 and 1999, respectively. The increase in property tax expense from 2000 to 2001 is consistent with tax increases within the jurisdiction of these properties. The increase in property tax expense from 1999 to 2000 is a result of holding the Superstition Park Apartments for the entire year in 2000, versus for only six months in 1999, and the disposal of the Washington Towne Apartments in 1999.

Other property operations expenses were $1,196,169, $994,021 and $593,663 for the years ended December 31, 2001, 2000 and 1999, respectively. The increase in other property operations expense from 2000 to 2001 was consistent with increases in salaries, marketing and maintenance costs. The increase in other property operations expense from 1999 to 2000 is a result of the Superstition Park Apartments being operational for the entire 2000 year, when it was only operational for six months in 1999. In addition, there were approximately three months in 1999 where the Partnership held no real estate and thus incurred no other property operations expenses, which resulted in a decrease of these expenses from 1998 to 1999. In addition, the Superstition Park Apartments is a 376 unit complex, and the Washington Towne Apartments was a 148 unit complex, resulting in higher other property operations expenses being incurred by the Partnership.

General and administrative expenses, both non-affiliates and affiliates, were $232,449, $299,552, and $353,381 for the years ended December 31, 2001, 2000 and
1999, respectively. The increase in general and administrative expenses in 1999 as compared to 2000 and 2001 is largely attributable to professional fees incurred with the disposal of the Washington Towne Apartments, and the acquisition of the Superstition Park Apartments.

Property management fees were $142,472, $165,165, and $75,069 for the years ended December 31, 2001, 2000 and 1999, respectively. The change in the property management fee is a direct result of the increase or decrease in collected revenue from the previous year. As mentioned earlier, the Partnership sold the 148-unit Washington Towne Apartments complex in April of 1999 and acquired the 376-unit Superstition Park Apartments complex in July of 1999. Revenue from rental operations, and therefore property management fees, increased significantly as a result.

New Accounting Pronouncements

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

In August 2001, the FASB issued SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Statement will be effective for the Company's fiscal year ending December 2002. The Partnership has, pursuant to this FASB, recorded a $2,100,000 impairment charge against the property.

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

At December 31, 2001, the Partnership's long-term borrowings secured by real estate consisted of fixed-rate financing, in addition to its other long-term borrowings, which also consisted of fixed rate financing. The Partnership had no short-term financing at December 31, 2001 other than related party advances.

The table below presents principal amounts and weighted average interest rates by year of maturity for the Partnership's borrowings:

                         2002            2003            2004            2005           2006        Thereafter        Total
Fixed rate
borrowings secured   $    141,972    $    153,562    $    162,564    $    179,368   $    196,010   $ 14,927,054    $ 15,758,530
by real estate
                            7.765%          7.765%          7.765%          7.765%         7.765%         7.765%          7.765%

Fixed rate
borrowings           $         --    $         --    $  4,050,000    $         --   $         --   $         --    $  4,050,000
 - other
                               10%             10%             10%             --             --           10%-              10%

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                        Page
                                                                                                       Number
                                                                                                       ------
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

     Independent Auditor's Report, December 31, 2001, 2000, and 1999.............................        F1

     Consolidated Balance Sheets as of December 31, 2001 and 2000................................        F2

     Consolidated Statements of Operations for the Years Ended
       December 31, 2001, 2000 and 1999..........................................................        F3

     Consolidated Statement of Partners' Equity (Deficit) for the Years Ended
       December 31, 2001, 2000 and 1999..........................................................        F4

     Consolidated Statements of Cash Flows for the Years Ended
       December 31, 2001, 2000 and 1999..........................................................        F5

     Notes to Consolidated Financial Statements..................................................        F7

Consolidated Supplementary Data:

     Schedule of Real Estate Investments and Accumulated Depreciation and
       Amortization..............................................................................        F16

     Schedule of Mortgage Loans on Real Estate...................................................        F18

                          INDEPENDENT AUDITOR'S REPORT



To the Partners
University Real Estate Partnership V
Dallas, Texas

We have audited the accompanying consolidated balance sheets of University Real Estate Partnership V and subsidiaries (the "Partnership") as of December 31, 2001 and 2000, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of the Partnership for the year ended December 31, 1999 was audited by Wallace Sanders & Company, whose partners merged with McGladrey & Pullen, LLP on September 6, 2000 and whose report dated April 10, 2000, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of University Real Estate Partnership V as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In connection with our audits of the consolidated financial statements referred to above, we have audited the accompanying financial schedules listed under item 14(a)(2) as of and for the years ended December 31, 2001 and 2000. In our opinion, these financial schedules, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information stated therein.

The accompanying consolidated financial statements have been prepared assuming the Partnership will continue as a going concern. As described in Note 2 of the consolidated financial statements, the Partnership does not generate sufficient cash for its working capital and debt service needs. As a result, there is substantial doubt regarding the Partnership's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Dallas, Texas
April 15, 2002



                                       F1

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

                           CONSOLIDATED BALANCE SHEETS



                                                                                   December 31,
                                                                           ----------------------------
ASSETS                                                                         2001            2000
------                                                                     ------------    ------------
Property held for sale (Notes 4 and 5)
     Land                                                                  $  2,045,356    $  2,045,356
     Buildings and improvements                                              14,975,904      18,414,312
                                                                           ------------    ------------
                                                                             17,021,260      20,459,668

     Less:  Accumulated depreciation and amortization                                --      (1,102,994)
                                                                           ------------    ------------
                                                                             17,021,260      19,356,674
                                                                           ------------    ------------

Cash (including $46,484 and $51,622 for security deposits at
  December 31, 2001 and 2000, respectively)                                      62,106         280,804
Accounts receivable                                                               8,454           5,428
Other receivables - related parties                                              28,311          33,073
Deferred borrowing costs, net (Note 6)                                               --         515,168
Escrows                                                                         133,630         215,257
Prepaid expenses and other assets                                                18,940              --
                                                                           ------------    ------------
                                                                           $ 17,272,701    $ 20,406,404
                                                                           ============    ============

LIABILITIES AND PARTNERS' DEFICIT

Mortgage note payable (Note 5)                                             $ 15,758,530    $ 15,889,787
Participating notes payable (Note 5)                                          4,050,000       4,050,000
Advances - related party (Note 2)                                               229,125              --
Accrued mortgage interest                                                       206,620         206,872
Accrued property taxes                                                           84,836          76,192
Accounts payable and other accrued expenses                                     310,944         107,176
Other payable - related parties                                                  99,481          39,178
Prepaid rent                                                                     67,841          12,047
Security deposits                                                                46,484          51,622
Subordinated real estate commissions (Note 3)                                   548,757         548,757
                                                                           ------------    ------------
                                                                             21,402,618      20,981,631
                                                                           ------------    ------------

Commitments and contingencies (Note 10)                                              --              --

Minority partner's interest                                                     (47,416)             --

Partners' deficit:
     Limited Partners - 50,000 units authorized; 34,253 units issued and
       outstanding (17,723 Income units and 16,530 Growth/Shelter units)     (3,501,306)        (29,105)
     General Partner                                                           (581,195)       (546,122)
                                                                           ------------    ------------
                                                                             (4,082,501)       (575,227)
                                                                           ------------    ------------
                                                                           $ 17,272,701    $ 20,406,404
                                                                           ============    ============



See accompanying notes to consolidated financial statements.



                                       F2

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                             For the Years Ended December 31,
                                                       --------------------------------------------
                                                           2001            2000            1999
                                                       ------------    ------------    ------------
Revenues:
    Rental income                                      $  2,485,086    $  2,830,971    $  1,651,793
    Other income                                            347,185         261,662         135,306
    Interest                                                  1,657           6,510          34,592
                                                       ------------    ------------    ------------

       Total revenues                                     2,833,928       3,099,143       1,821,691
                                                       ------------    ------------    ------------

Expenses:
    Property taxes                                          169,350         152,384         127,755
    Other property operations                             1,196,169         994,021         593,663
    Impairment charge (Note 4)                            2,100,000              --              --
    Bad debts                                                24,498          46,571          17,400
    Property management fees                                142,472         165,165          75,069
    General and administrative                              119,884         159,874         215,881
    General and administrative - affiliates (Note 3)        112,565         139,678         137,500
                                                       ------------    ------------    ------------

       Total expenses                                     3,864,938       1,657,693       1,167,268
                                                       ------------    ------------    ------------

Net operating income (loss)                              (1,031,010)      1,441,450         654,423

Interest                                                 (1,650,801)     (1,664,253)     (1,524,937)

Depreciation and amortization                              (872,879)       (842,344)       (574,277)
                                                       ------------    ------------    ------------

Net loss, prior to gain on sale of real estate           (3,554,690)     (1,065,147)     (1,444,791)
                                                       ------------    ------------    ------------

Gain on sale of real estate (Note 8)                             --              --       2,212,935
                                                       ------------    ------------    ------------

Net (loss) income before minority partner's interest
  in loss                                                (3,554,690)     (1,065,147)        768,144

Minority partner's interest in loss                          47,416              --              --
                                                       ------------    ------------    ------------

Net income (loss)                                      $ (3,507,274)   $ (1,065,147)   $    768,144
                                                       ============    ============    ============

Net income (loss) allocable to General Partner              (35,073)        (10,651)          7,681
Net income (loss) allocable to Limited Partners          (3,472,201)     (1,054,496)        760,463
                                                       ------------    ------------    ------------

Net income (loss)                                      $ (3,507,274)   $ (1,065,147)   $    768,144
                                                       ============    ============    ============

Net income (loss) per Limited Partnership Unit         $    (101.37)   $     (30.79)   $      22.20
                                                       ============    ============    ============



See accompanying notes to consolidated financial statements.



                                       F3

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIT)



                                                                 Total
                                                                Partners'
                                 General         Limited         Equity
                                 Partner         Partners       (Deficit)
                               ------------    ------------    ------------
Balance at December 31, 1998   $   (543,152)   $    283,643    $   (259,509)

Net income                            7,681         760,463         768,144
                               ------------    ------------    ------------

Balance at December 31, 1999       (535,471)      1,044,106         508,635

Net loss                            (10,651)     (1,054,496)     (1,065,147)

Distributions                            --         (18,715)        (18,715)
                               ------------    ------------    ------------

Balance at December 31, 2000       (546,122)        (29,105)       (575,227)

Net loss                            (35,073)     (3,472,201)     (3,507,274)
                               ------------    ------------    ------------

Balance at December 31, 2001   $   (581,195)   $ (3,501,306)   $ (4,082,501)
                               ============    ============    ============



See accompanying notes to consolidated financial statements.



                                       F4

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                               For the Years Ended December 31,
                                                         --------------------------------------------
                                                             2001            2000            1999
                                                         ------------    ------------    ------------
Cash flows from operating activities:
    Cash received from tenants                           $  2,960,328    $  3,093,772    $  1,735,727
    Cash paid to suppliers                                 (1,343,709)     (1,447,170)       (966,772)
    Interest received                                           1,657           6,510          34,592
    Interest paid                                          (1,651,678)     (1,513,168)     (1,207,077)
    Property taxes paid                                      (160,867)       (165,344)       (117,810)
                                                         ------------    ------------    ------------

Net cash used in operating activities                        (194,269)        (25,400)       (521,340)
                                                         ------------    ------------    ------------

Cash flows from investing activities:
    Investment in real estate                                (122,297)       (206,103)     (1,900,147)
    Proceeds on sale of real estate                                --              --       1,914,994
                                                         ------------    ------------    ------------

Net cash provided by (used in) investing activities          (122,297)       (206,103)         14,847
                                                         ------------    ------------    ------------

Cash flows from financing activities:
    Principal payments on mortgage notes payable             (131,257)       (110,213)    (18,636,558)
    Advances on mortgage notes and participating notes
      payable                                                      --         175,000      19,875,000
    Refund on mortgage refinancing                                 --         160,000              --
    Advances - related party                                  229,125              --              --
    Deferred borrowing costs                                       --         (11,395)       (607,287)
    Distributions                                                  --         (18,715)             --
                                                         ------------    ------------    ------------

Net cash provided by financing activities                      97,868         194,677         631,155
                                                         ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH                              (218,698)        (36,826)        124,662

CASH AT BEGINNING OF YEAR                                     280,804         317,630         192,968
                                                         ------------    ------------    ------------

CASH AT END OF YEAR                                      $     62,106    $    280,804    $    317,630
                                                         ============    ============    ============



See accompanying notes to consolidated financial statements.



                                       F5

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Reconciliation of Net Income (Loss) to Net Cash
                          Used in Operating Activities



                                                                                 For the Years Ended December 31,
                                                                           --------------------------------------------
                                                                               2001            2000            1999
                                                                           ------------    ------------    ------------
Net income (loss)                                                          $ (3,507,274)     (1,065,147)   $    768,144
                                                                           ------------    ------------    ------------

Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization                                               872,879         842,344         574,277
    Minority partner's interest                                                 (47,416)             --              --
    Gain on sale of real estate                                                      --              --      (2,212,935)
    Impairment charge                                                         2,100,000              --              --
    Non-cash income on sale of Washington Towne                                      --              --          (4,475)
    Non-cash expenses on acquisition of Superstition Park                            --              --         113,312
    (Increase) decrease in operating assets:
       Accounts receivable                                                       (3,026)         (4,305)        (17,536)
       Prepaid expenses and other assets                                        (18,940)         52,236          42,735
       Other receivables - related parties                                        4,762              --              --
       Escrows                                                                   81,627         121,649        (226,387)
    Increase (decrease) in operating liabilities:
       Accounts payable and accrued expenses                                    203,768         (93,855)        130,156
       Other payables - related parties                                          60,303         (20,422)             --
       Prepaid rent                                                              55,794           2,380           9,289
       Accrued mortgage interest                                                   (252)        151,085         317,860
       Accrued property taxes                                                     8,644         (12,960)          9,945
       Security deposits                                                         (5,138)          1,595         (25,725)
                                                                           ------------    ------------    ------------

          Total adjustments                                                   3,313,005       1,039,747      (1,289,484)
                                                                           ------------    ------------    ------------

Net cash used in operating activities                                      $   (194,269)   $    (25,400)   $   (521,340)
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



                                       F6

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

University Real Estate Partnership V (the "Partnership") was organized in 1977, as a limited partnership under the provisions of the California Uniform Limited Partnership Act as then in effect. The general partners are OS General Partner Company ("OSGPC"), a Texas corporation, and OS Holdings, Inc. ("OS"), a Texas corporation.

The Partnership was formed to acquire, operate and ultimately dispose of a diversified portfolio of income-producing property. The Partnership shall continue through December 2027 unless terminated sooner.

Principles of Consolidation

Washington Towne, Inc. ("WT") is the 1% managing member and the Partnership is the 99% member of Washington Towne Apartments, LLC ("WTA"), a Georgia limited liability company. The Partnership is the owner of all the capital stock of WT. Therefore, the Partnership effectively holds a 100% interest in the Washington Towne Apartments.

On June 25, 1999, Meridian Superstition Park Investors, LLC ("MSPI"), an Arizona limited liability company, was formed, as a wholly owned limited liability company, by WTA.

On July 13, 1999, in order to consummate a refinancing with a new lender, the Partnership entered into an agreement with Meridian Equity Investors, LP ("MEI"), a Texas limited partnership in order to operate Meridian Multi-Family Investors 99-IV ("MMFI 99-IV"), a Texas limited partnership, pursuant to the Limited Partnership Act. The Partnership contributed to MMFI 99-IV its 99% member interest in WTA. The Partnership owns a 99% General Partner interest (both Class A and Class B) in MMFI 99-IV while MEI owns the remaining 1% General Partner interest (both Class A and Class B). MEI is owned by affiliates of the General Partner of the Partnership.

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

MEI and MSP are effectively minority interest partners, as these entities are not wholly owned by the Partnership. In accordance with various provisions of the Partnership's limited partnership agreement no income (loss) allocations or cash distributions will be made to MSP. MEI's Minority Partner's Interest in subsidiary losses amounts to $47,416 at December 31, 2001.

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

The Partnership follows Statement of Financial Accounting Standards No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS No. 121) and Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS No. 144) in recording income properties. At December 31, 2001, an impairment charge of $2,100,000 (including the write-down of the remaining, un-amortized, deferred borrowing costs of approximately $400,000) has been recorded in order to reduce cost to fair value less estimated selling costs.

Under the accounting standards mentioned above, real estate assets held for sale are to be reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. If indications are that the carrying amount of an asset may not be recoverable, SFAS No. 121 and SFAS No. 144 require an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the assets, an impairment loss must be recognized to write down the assets to its estimated fair value.

Preparation of estimated expected future cash flows is inherently subjective and is based on management's best estimate of current conditions and assumptions about expected future conditions, including future costs of development, selling prices and the rate at which residential units are sold. It is reasonably possible that the estimates of future expected cash flows or the fair value of certain of the Partnership's property will be reduced in the near term due to changes in economic conditions or competitive pressures.

Depreciation

Buildings and improvements are depreciated using the straight-line method over 5 to 25 years.

Cash

At various times during the year, the Partnership maintained cash balances at financial institutions in excess of federally insured amounts. The Partnership has not experienced any losses in such accounts.

Deferred Borrowing Costs

Loan fees for long-term financing of real property are capitalized and amortized over the terms of the related mortgage note payable using the effective interest method.

Revenue Recognition

The Partnership leases its residential property under short-term operating leases. Lease terms generally are less than one year in duration. Rental income is recognized as earned. During the year ended December 31, 1999 the Partnership had leased its commercial property under non-cancelable operating leases that expired over the succeeding 10-year period. Some of these leases provided concessions and periods of escalating or free rent. Rental income was recognized on a straight-line basis over the life of the lease. The excess of the rental income recognized over the contractual rental payments due was recorded as accrued rent receivable. There were no commercial leases held during the years ended December 31, 2001 and 2000.



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

The tax basis of the Partnership's assets and liabilities was more than the reported amounts by approximately $12,316 at December 31, 2001 and less than the reported amounts by approximately $2,274,000 at December 31, 2000.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management has estimated that as a result of the impairment charge (see Note 4) recorded against the property held for sale no participation liability needs to be recorded for the participation feature. Actual results could differ from those estimates.

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

Net Loss Per Limited Partnership Unit

Net loss per Limited Partnership Unit is computed by dividing net loss allocated to the Limited Partners by the weighted average number of Limited Partnership Units outstanding during the year. Per unit information has been computed based on 34,253 Limited Partnership Units outstanding in each of 2001, 2000 and 1999.



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

NOTE 2 - LIQUIDITY

The Partnership's principal capital resources at December 31, 2001 consisted of one apartment complex located in Tempe, Arizona with a carrying value of $17,021,260 as of that date. The number of units available was 376 with 316 occupied (an 84% occupancy rate).

The apartment complex was acquired by the Partnership through a like-kind exchange in 1999. The acquisition was financed through proceeds of approximately $18,600,000 received from the issuance of mortgage notes. These notes were subsequently refinanced through the issuance of a $16,000,000 mortgage note and the issuance of general promissory notes totaling $4,050,000. See Item 7a - Quantitative and Qualitative Disclosures About Market Risk. These general promissory notes include a feature, which will allow the holders to potentially share in appreciation of the property, upon certain circumstances being met. There can be no assurances that the property will appreciate in value. The Partnership does not anticipate acquiring additional properties.

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

Operations did not generate sufficient cash flows in 2001 to pay the expenses of the partnership. Affiliates of the general partner have advanced to the Partnership $229,125 through December 31, 2001 to enable it to meet its cash requirements. There is no assurance that the general partner will fund the debt service of the senior participation notes in the future.

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

NOTE 3 - TRANSACTIONS WITH AFFILIATES

Subordinated Real Estate commissions

Under the Partnership Agreement, the General Partners or an affiliate is entitled to a subordinated real estate commission upon the sale of partnership properties. Payment of the commission is subordinated to distributions to the Limited Partners of original invested capital plus a 9% per annum cumulative return. Subordinated real estate commissions payable totaled $548,757 at both December 31, 2001 and 2000.



                                      F10

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

NOTE 3 - TRANSACTIONS WITH AFFILIATES (CONTINUED)

Compensation and Cost Reimbursement

Compensation and reimbursements paid to or accrued for the benefit of OSGPC and affiliates for the years ending December 31:

                                                     2001         2000         1999
                                                  ----------   ----------   ----------
Asset management fee                              $   90,000   $  112,500   $  112,500

Partnership and Financial administration, data
  processing, accounting and tax reporting, and
  investor relations                                  22,565       27,178       25,000
                                                  ----------   ----------   ----------
Total compensation and reimbursements             $  112,565   $  139,678   $  137,500
                                                  ==========   ==========   ==========

NOTE 4 - PROPERTY HELD FOR SALE

The cost, accumulated depreciation and carrying value of the Partnership's Property held for sale at December 31, 2001 and 2000, is set forth in the following tables:

                                  Number                     Buildings and  Accumulated
                                 of Units         Land       Improvements   Depreciation       Total
                               ------------   ------------   -------------  ------------    ------------
2001
  Superstition Park Apartments          376   $  2,045,356   $ 14,975,904   $         --    $ 17,021,260
                                              ============   ============   ============    ============

2000
  Superstition Park Apartments          376   $  2,045,356   $ 18,414,312   $ (1,102,994)   $ 19,356,674
                                              ============   ============   ============    ============

At December 31, 2001 an impairment charge of $2,100,000 has been recorded against the depreciated and amortized cost basis of the real estate property (Superstition Park Apartments) held for sale and against the deferred borrowing costs (see Note 6). This impairment charge is based on the current and estimated future levels of occupancy of the property, potential rehabilitation costs and the local real estate market conditions. The impairment results in a new cost basis for both the property and the deferred borrowing costs.



                                      F11

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

NOTE 5 - NOTES PAYABLE

The following is a summary of notes payable.

                                                                                           December 31,
                                                                                   ---------------------------
                                                                                       2001           2000
                                                                                   ------------   ------------
Mortgage payable bearing interest at 7.765%, secured by the Property held for sale, payable in monthly installments of principal and interest of $114,792;
maturing January 2010                                                              $ 15,758,530   $ 15,889,787

Non-recourse 10% general obligation promissory notes, maturing during the years ending December 31, 2004 and 2005 with an option to extend the maturity date to December 31, 2006 under different terms and interest payable quarterly. These notes are secured by a security interest in the Partnership's 0.1% Class B voting limited partnership interest in MMF1 99-IV

The notes contain a participation feature whereas the holder of the notes could possibly share in the appreciation of the real estate investment at the time that the property is sold. The property will have to be sold for more than
$21,250,000 before the holders of these notes will share in the any appreciation. The Company has not recorded a participation liability for this participation feature as management has estimated that the appreciation of the real investment over the term of these notes will be minimal, if any. The actual appreciation in the real estate investment could differ from management's estimate resulting in a future liability. These note agreements further preclude the Partnership from making distributions in excess of capital contributions, unless all the principal and interest then due on these notes are paid in full, except for state tax obligations of foreign partners. The senior participation note agreements call for additional capital contributions to be made by the general partner in years 2002 through 2005 in the event that the Partnership is in default of the interest payments. However the failure to make current interest payments will not cause an event of default unless the Partnership has received sufficient funds from the property. (See note 2) These additional
contributions are to be used to make payment on the accrued interest                  4,050,000      4,050,000
                                                                                   ------------   ------------

                                                                                   $ 19,808,530   $ 19,939,787
                                                                                   ============   ============

Scheduled principal maturities of the notes payable under existing terms are as follows at December 31, 2001:

                           2002                                        $       141,972
                           2003                                                153,562
                           2004                                              4,212,564
                           2005                                                179,368
                           2006                                                194,010
                           Thereafter                                       14,927,054
                                                                       ---------------
                           Total                                       $    19,808,530
                                                                       ===============



                                      F12

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

NOTE 6 - DEFERRED BORROWING COSTS

The following is a summary of deferred borrowing costs:

                                                                                         December 31,
                                                                                   ------------------------
                                                                                      2001          2000
                                                                                   ----------    ----------
Deferred borrowing costs incurred on the 7.765% mortgage payable secured by real
estate investments                                                                 $  201,547    $  201,547

Deferred borrowing costs incurred on the 10% non-recourse
general obligation promissory notes                                                   417,135       417,135

Accumulated amortization                                                             (206,824)     (103,514)

Impairment (Note 4)                                                                  (411,858)           --
                                                                                   ----------    ----------

Deferred borrowing costs, net of accumulated amortization                          $       --    $  515,168
                                                                                   ==========    ==========

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

(b) to the General Partner until the General Partner has received 12% of all distributions from other sources; then,

(c)  12% to the General Partner and 88% to all the Limited Partners.

The Partnership did not make distributions during the years ended December 31, 1999 and 2001. However distributions of $18,715 paid during 2000 were for state income taxes withheld and remitted to the State of California on prior year distributions. Cumulative distributions through December 31, 2001, were $16,905,944, $1,786,307, and $590,957 to the Income, Growth/Shelter, and General Partners, respectively.



                                      F13

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

NOTE 8 - SALE AND ACQUISITION ACTIVITIES

Sale of Washington Towne Apartments

On April 1, 1999, the Partnership sold Washington Towne Apartments to an unrelated third party for $4,100,000. The transaction was recorded as follows:

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
                                         ============

A portion of this transaction was accounted for as a non-cash transaction in the accompanying consolidated statements of cash flows.

Purchase of Superstition Park Apartments

On July 1, 1999, the Partnership purchased Superstition Park Apartments for $20,400,000. The transaction was recorded as follows:

Real estate investment                   $ 20,253,562
Accrued interest                                 (893)
Other assets, liabilities and expenses        277,478
Mortgage notes                            (18,630,000)
                                         ------------
Net cash paid                            $  1,900,147
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

NOTE 9 - PRO FORMA INFORMATION

Pro forma information for the year ended December 31, 1999 has not been provided for the acquisition of Superstition Park Apartments, as the historical information for Superstition Park Apartments is not available.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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



                                      F14

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

The tenant rejected initial attempts to discuss a settlement. The partnership answered the tenant's complaint by filing a cross-complaint for indemnity against the current owner of the property. The partnership prevailed against the tenant on a motion for summary judgment in December of 2001. The tenant appealed that ruling; however, the court upheld its prior ruling and the partnership again prevailed on its motion. The tenant is thought to be in the process of filing an appeal with the California Court of Appeals although no notice has been received by the Partnership. It is not possible to predict the outcome of the motion or the claims against the current owner of the Glasshouse Square shopping center. No accrual has been made in the financial statements in respect of this matter.

There are no other material pending legal proceedings to which the Partnership is a party or to which its property is subject.

NOTE 11 - RECLASSIFICATIONS

Certain reclassifications have been made to the prior year's consolidated financial statements in order to conform them to the classifications used for the current year. These reclassifications had no effect on previously reported net income (loss) or partners' equity (deficit).



                                      F15

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

      SCHEDULE OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND
                                  AMORTIZATION

                                December 31, 2001



                                                                                                   Gross Amount at
                                       Initial Costs            Costs                     Which Carried at Close of Period
                                 -------------------------   Capitalized               --------------------------------------
                     Related                 Buildings and  Subsequent to  Impairment              Buildings and
   Description     Encumbrances     Land     Improvements    Acquisition     Charge       Land     Improvements    Total(s)
   -----------     ------------  ----------  -------------  -------------  ----------  ----------  -------------  -----------
Superstition Park
   Apartments
   Tempe, AZ       $ 15,758,530  $2,045,356  $  18,208,206  $     328,403  $1,688,142  $2,045,356  $  14,975,904  $17,021,260
                   ============  ==========  =============  =============  ==========  ==========  =============  ===========


                   Accumulated
                   Depreciation
                       And         Date of       Date    Depreciable
   Description     Amortization  Construction  Acquired  Lives (Years)
   -----------     ------------  ------------  --------  -------------
Superstition Park
   Apartments
   Tempe, AZ       $         --          1985      7/99           5-25
                   ============



                                      F16

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

      SCHEDULE OF REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND
                                  AMORTIZATION

                   Year Ended December 31, 2001, 2000 and 1999



Changes in real estate investments and accumulated depreciation and amortization are as follows:

                                                   For the Year Ended December 31,
                                             -------------------------------------------
                                                 2001            2000           1999
                                             ------------    ------------   ------------
Real estate:

Balance at beginning of year                 $ 20,459,668    $ 20,253,562   $  2,588,078

Acquisitions                                           --              --     20,253,562

Improvements                                      122,297         206,106             --

New basis adjustment                           (3,560,705)             --             --

Dispositions                                           --              --     (2,588,078)
                                             ------------    ------------   ------------

Balance at end of year                       $ 17,021,260    $ 20,459,668   $ 20,253,562
                                             ============    ============   ============


Accumulated depreciation and amortization:

Balance at beginning of year                 $  1,102,994    $    364,164   $    875,241

Depreciation and amortization                     769,569         738,830        409,204

New basis adjustment                           (1,872,563)             --             --

Dispositions                                           --              --       (920,281)
                                             ------------    ------------   ------------

Balance at end of year                       $         --    $  1,102,994   $    364,164
                                             ============    ============   ============

Net                                          $ 17,021,260    $ 19,356,674   $ 19,889,398
                                             ============    ============   ============



                                      F17

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

                    SCHEDULE OF MORTGAGE LOANS ON REAL ESTATE

                                December 31, 2001



                                                                                                             Principal Amount
                                                      Final     Periodic            Face       Carrying      of Loans Subject
                                                    Maturity    Payment   Prior   Amount of    Amount of       to Delinquent
           Description            Interest Rate       Date       Terms    Liens   Mortgage     Mortgage    Principal or Interest
--------------------------------  -------------   ------------  --------  -----  -----------  -----------  ---------------------
Mortgage payable on Superstition
  Park Apartments, secured by a
  first lien deed of trust                7.765%  January 2010       (1)   None  $16,000,000  $15,758,530                   None


(1) Monthly installments of principal and interest of $114,792



                                      F18

                                    PART III


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership does not have officers or directors. University Advisory Company is the General Partner of the Partnership. OS General Partner Company and OS Holdings, Inc., are the two general partners of UAC. The executive officer and director of the General Partner who controls the affairs of the Partnership is as follows:

      Name and Position         Age    Other Principal Occupations and Other Directorships During the Past 5 Years
      -----------------         ---    ---------------------------------------------------------------------------
Curtis R. Boisfontaine, Jr.,     42    From 1991 to the present, Mr. Boisfontaine has served as Chief Executive
President and Chairman of              Officer of Hampton Real Estate Group and as President of Meridian Capital
the Board of Directors of OS           Corporation. OSGPC was formed in 1995 and Mr. Boisfontaine is the majority
General Partner Company                shareholder, President and sole director of OSGPC.

David K. Ronck, Vice             42    From 1995 to the present, Mr. Ronck has served as Vice President-Chief
President and Chief                    Financial Officer and President of Meridian Realty Advisors, Inc. Prior to
Financial Officer of OS                that time, Mr. Ronck served as President of ConCap Equities, Inc., the
General Partner Company                General Partner of fifteen public limited partnerships. He is Vice President and Chief Financial Officer for OSGPC.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A)  Security Ownership of certain beneficial owners.

       Title of class        Name of beneficial owner            Number of units         Percentage of class
       --------------        ------------------------            ---------------         -------------------
       Income Units          UREP V Acquisitions, L.P.                3,672                    20.72%
       Growth Units          UREP V Acquisitions, L.P.                2,486                    15.22%

(B)  Security ownership of management.

     Neither the General Partner nor any of its officers or directors owns any Limited Partnership Units.

     The General Partner is entitled to distributions of cash from operations and from other sources (primarily from the sale or refinancing of Partnership properties and the reserve account) as set forth in Item 8 - "Note 7 - Distributions."

(C)  Change in Control.

     None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Compensation or reimbursements paid to or accrued for the benefit of OS General Partner Company during 2001 are as follows:

Asset management fees                                                         $ 90,000
Charged to general and administrative expense:
    Partnership and financial administration, accounting and tax reporting,
      and investor relations                                                    22,565
                                                                              --------

Total compensation and reimbursements                                         $112,565
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

(a)(3)   Index to Exhibits..................................................  19

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

         10.8 Property Management Subcontract between Hampton UREF Management, Ltd. and Insignia Management Group, L.P. dated April 20, 1994.(3)

         10.9 Purchase Agreement between Hampton Realty Partners, L.P. and Insignia Financial Group, Inc. dated April 20, 1994.(3)

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

         10.28 Indemnity and Guaranty Agreement dated September 13, 1995 by and between University Real Estate Partnership V and First Union National Bank.(6)

         10.29 Promissory Note dated June 30, 1999 by and between Meridian Superstition Park Investors, L.L.C. and Heller Financial, Inc. for the principal amount of $13,630,000.(23)

         10.30 Promissory Note dated June 30, 1999 by and between Meridian Superstition Park Investors, L.L.C. and Heller Financial, Inc. for the principal amount of $5,000,000.(23)

         10.31 Note dated December 15, 1999 by and between Meridian Superstition Park Investors, L.L.C., and Berkshire Mortgage Finance Limited Partnership for the principal amount of $16,000,000.(23)

         10.32 10% Senior Participating Notes dated from June 30, 1999 through January 12, 2000 by and between Meridian Multi-Family Investors 99-IV, L.P. and 81 note holders for the principal amount of $50,000 each and aggregating $4,050,000.(27)

         11. Statement regarding computation of Net Loss per Limited Partnership Unit: Net Loss per Limited Partnership Unit is computed by dividing net loss allocated to the Limited Partners by the number of Limited Partnership Units outstanding. Per unit information has been computed based on 34,301, 34,353 and 34,453 Limited Partnership Units outstanding in 1996, 1995 and 1994, respectively.

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

(19) Incorporated by reference to Annual Report of the Registrant on Form 10-K for the period ended December 31, 1998, as filed with the Securities and Exchange Commission on May 13, 1999.

(20) Incorporated by reference to Quarterly Report of the Registrant on Form 10-Q for the period ended March 31, 1999, as filed with the Securities and Exchange Commission on May 21, 1999.

(21) Incorporated by reference to Quarterly Report of the Registrant on Form 10-Q for the period ended June 30, 1999, as filed with the Securities and Exchange Commission on August 24, 1999

(22) Incorporated by reference to Quarterly Report of the Registrant on Form 10-Q for the period ended September 30, 1999, as filed with the Securities and Exchange Commission on November 15, 1999.

(23) Incorporated by reference to Annual Report of the Registrant on Form 10-K for the period ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.

(24) Incorporated by reference to Quarterly Report of the Registrant on Form 10-Q for the period ended March 31, 2000, as filed with the Securities and Exchange Commission on December 12, 2000.

(25) Incorporated by reference to Quarterly Report of the Registrant on Form 10-Q for the period ended June 30, 2000, as filed with the Securities and Exchange Commission on January 15, 2002.

(26) Incorporated by reference to Quarterly Report of the Registrant on Form 10-Q for the period ended September 30, 2000, as filed with the Securities and Exchange Commission on January 15, 2002.

(27) Incorporated by reference to Annual Report of the Registrant on Form 10-K for the period ended December 31, 2000, as filed with the Securities and Exchange Commission on January 15, 2002

(28) Incorporated by reference to Quarterly Report of the Registrant on Form 10-Q for the period ended March 31, 2001, as filed with the Securities and Exchange Commission on May 6, 2002.

(29) Incorporated by reference to Quarterly Report of the Registrant on Form 10-Q for the period ended June 30, 2001, as filed with the Securities and Exchange Commission on May 6, 2002.

(30) Incorporated by reference to Quarterly Report of the Registrant on Form 10-Q for the period ended September 30, 2001, as filed with the Securities and Exchange Commission on May 6, 2002.

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

                                 SIGNATURE PAGE



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       UNIVERSITY REAL ESTATE PARTNERSHIP V

                                       By:  UNIVERSITY ADVISORY COMPANY
                                            General Partner

                                       By:  OS GENERAL PARTNER COMPANY




May 10, 2002                           By: /s/ Curtis R. Boisfontaine, Jr.
----------------------------------        --------------------------------------
Date                                      Curtis R. Boisfontaine, Jr., President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



May 10, 2002                           By: /s/ Curtis R. Boisfontaine, Jr.
----------------------------------        --------------------------------------
Date                                      Curtis R. Boisfontaine, Jr.,
                                          President, Principal Executive Officer
                                          and Director of OS General Partner
                                          Company



May 10, 2002                           By: /s/ David K. Ronck
----------------------------------        --------------------------------------
Date                                      David K. Ronck
                                          Vice President and Chief Accounting
                                          Officer of OS General Partner Company

                                  EXHIBIT INDEX

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

         10.7              Portfolio Service Subcontract between Hampton UREF
                           Management, Ltd. and IFGP Corporation dated April 20,
                           1994.(3)

         10.8              Property Management Subcontract between Hampton UREF
                           Management, Ltd. and Insignia Management Group, L.P.
                           dated April 20, 1994.(3)

         10.9              Purchase Agreement between Hampton Realty Partners,
                           L.P. and Insignia Financial Group, Inc. dated April
                           20, 1994.(3)

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

         10.27             Assignment of Leases and Rents dated September 13,
                           1995, by and between Washington Apartments, L.L.C.
                           and First Union Bank of North Carolina.(6)

         10.28             Indemnity and Guaranty Agreement dated September 13,
                           1995 by and between University Real Estate
                           Partnership V and First Union National Bank.(6)

         10.29             Promissory Note dated June 30, 1999 by and between
                           Meridian Superstition Park Investors, L.L.C. and
                           Heller Financial, Inc. for the principal amount of $13,630,000.(23)

         10.30             Promissory Note dated June 30, 1999 by and between
                           Meridian Superstition Park Investors, L.L.C. and
                           Heller Financial, Inc. for the principal amount of $5,000,000.(23)

         10.31             Note dated December 15, 1999 by and between Meridian
                           Superstition Park Investors, L.L.C., and Berkshire
                           Mortgage Finance Limited Partnership for the principal amount of $16,000,000.(23)

         10.32             10% Senior Participating Notes dated from June 30,
                           1999 through January 12, 2000 by and between Meridian
                           Multi-Family Investors 99-IV, L.P. and 81 note holders for the principal amount of $50,000 each and aggregating $4,050,000.(27)

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

(19) Incorporated by reference to Annual Report of the Registrant on Form 10-K for the period ended December 31, 1998, as filed with the Securities and Exchange Commission on May 13, 1999.

(20) Incorporated by reference to Quarterly Report of the Registrant on Form 10-Q for the period ended March 31, 1999, as filed with the Securities and Exchange Commission on May
                  21, 1999.

(21) Incorporated by reference to Quarterly Report of the Registrant on Form 10-Q for the period ended June 30, 1999, as filed with the Securities and Exchange Commission on August
                  24, 1999

(22) Incorporated by reference to Quarterly Report of the Registrant on Form 10-Q for the period ended September 30, 1999, as filed with the Securities and Exchange Commission on November 15, 1999.

(23) Incorporated by reference to Annual Report of the Registrant on Form 10-K for the period ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000.

(24) Incorporated by reference to Quarterly Report of the Registrant on Form 10-Q for the period ended March 31, 2000, as filed with the Securities and Exchange Commission on December 12, 2000.

(25) Incorporated by reference to Quarterly Report of the Registrant on Form 10-Q for the period ended June 30, 2000, as filed with the Securities and Exchange Commission on January
                  15, 2002.

(26) Incorporated by reference to Quarterly Report of the Registrant on Form 10-Q for the period ended September 30, 2000, as filed with the Securities and Exchange Commission on January 15, 2002.

(27)              Incorporated by reference to Annual Report of the Registrant on Form 10-K for the period ended December 31, 2000, as filed with the Securities and Exchange Commission on January 15,
                  2002

(28) Incorporated by reference to Quarterly Report of the Registrant on Form 10-Q for the period ended March 31, 2001, as filed with the Securities and Exchange Commission on May 6, 2002.

(29) Incorporated by reference to Quarterly Report of the Registrant on Form 10-Q for the period ended June 30, 2001, as filed with the Securities and Exchange Commission on May 6, 2002.

(30) Incorporated by reference to Quarterly Report of the Registrant on Form 10-Q for the period ended September 30, 2001, as filed with the Securities and Exchange Commission on May 6, 2002.