Form 10-Q
period 2002-03-31
UNIVERSITY REAL ESTATE PARTNERSHIP V
filed 2002-06-12
CIK 311173

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2002
                               --------------


                                       or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                       to
                               ---------------------   ------------------------

Commission File Number     0-8914
                       ---------------------



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


            3811 Turtle Creek Blvd, Suite 1850, Dallas, Texas 75219
-------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)


                                 (214) 651-4000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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
Yes      No  X
   ----     ----

Of the registrant's 34,253 Limited Partnership Units, 6,188 units are held by an affiliate of the registrant. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for Limited Partnership Units.

                      UNIVERSITY REAL ESTATE PARTNERSHIP V

                               INDEX TO FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002



                                                                                                               Page
                                                                                                               ----

Part I - Financial Information

     Item 1 - Consolidated Financial Statements:

              (a) Consolidated Balance Sheets as of March 31, 2002
                  and December 31, 2001                                                                          3

              (b) Consolidated Statements of Operations for the three months
                  ended March 31, 2002 and 2001                                                                  4

              (c) Consolidated Statements of Cash Flows for the three months
                  ended March 31, 2002 and 2001                                                                  5

              (d) Notes to Consolidated Financial Statements                                                   6 - 7

     Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                              8 - 9

Part II - Other Information

     Item 1 - Legal Proceedings                                                                                  9

     Item 6 - Exhibits and Reports on Form 8-K                                                                   9

     Signatures                                                                                                 10

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                      UNIVERSITY REAL ESTATE PARTNERSHIP V
                           CONSOLIDATED BALANCE SHEETS


                                                                                March 31,
                                                                                  2002              December 31,
                                                                               (Unaudited)              2001
                                                                               ------------         ------------

ASSETS

Real estate investments
    Land                                                                       $  2,045,356         $  2,045,356
    Buildings and improvements                                                   14,994,403           14,975,904
                                                                               ------------         ------------
                                                                                 17,039,759           17,021,260

    Less:  Accumulated depreciation and amortization                               (176,505)                  --
                                                                               ------------         ------------
                                                                                 16,863,254           17,021,260
                                                                               ------------         ------------

Cash                                                                                     --               62,106
Accounts receivable                                                                  10,866                8,454
Other receivables - related parties                                                  27,893               28,311
Escrows                                                                             182,071              133,630
Prepaid expenses and other assets                                                     9,191               18,940
                                                                               ------------         ------------
                                                                               $ 17,093,275         $ 17,272,701
                                                                               ============         ============

LIABILITIES AND PARTNERS' DEFICIT

Mortgage note payable                                                          $ 15,719,890         $ 15,758,530
Participating notes payable                                                       4,050,000            4,050,000
Advances - related party (Note 2)                                                   314,625              229,125
Accrued mortgage interest                                                           206,361              206,620
Accrued property taxes                                                              127,012               84,836
Accounts payable and accrued expenses                                               307,993              310,944
Other payables - related party                                                      130,840               99,481
Prepaid rent                                                                         46,976               67,841
Security deposits                                                                    43,276               46,484
Excess of outstanding checks over bank balance                                       10,402                   --
Subordinated real estate commissions                                                548,757              548,757
                                                                               ------------         ------------
                                                                                 21,506,132           21,402,618
                                                                               ------------         ------------

Minority partner's interest                                                         (50,245)             (47,416)

Partners' deficit
    Limited Partners - 50,000 units authorized; 34,253 units issued and
      outstanding (17,723 Income units and 16,530 Growth/Shelter units)          (3,778,616)          (3,501,306)
    General Partner                                                                (583,996)            (581,195)
                                                                               ------------         ------------
                                                                                 (4,362,612)          (4,082,501)
                                                                               ------------         ------------
                                                                               $ 17,093,275         $ 17,272,701
                                                                               ============         ============


See notes to consolidated financial statements

                      UNIVERSITY REAL ESTATE PARTNERSHIP V
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                           Three Months Ended
                                                                                March 31,
                                                                      ---------------------------
                                                                        2002               2001
                                                                      ---------         ---------

Revenues:
     Rental income                                                    $ 611,461         $ 657,066
     Interest                                                                49               883
     Property tax refund                                                 33,225                --
     Other income                                                        67,634            73,718
                                                                      ---------         ---------

         Total revenues                                                 712,369           731,667
                                                                      ---------         ---------

Expenses:
     Property taxes                                                      42,337            42,337
     Other property operations                                          238,824           313,737
     Bad debts                                                           19,415            10,248
     Property management fees                                            33,636            36,059
     General and administrative                                          48,400            11,717
     General and administrative - affiliates                             29,465            29,107
                                                                      ---------         ---------

         Total expenses                                                 412,077           443,205
                                                                      ---------         ---------

Net operating income                                                    300,292           288,462

Interest                                                               (406,727)         (409,934)

Depreciation and amortization                                          (176,505)         (216,377)
                                                                      ---------         ---------

Net loss before minority partner's interest in subsidiary loss         (282,940)         (337,849)

Minority partner's interest in subsidiary loss                            2,829             2,810
                                                                      ---------         ---------

Net loss                                                              $(280,111)        $(335,039)
                                                                      =========         =========


Net loss allocable to General Partner                                    (2,801)           (3,350)
Net loss allocable to Limited Partners                                 (277,310)         (331,689)
                                                                      ---------         ---------

Net loss                                                              $(280,111)        $(335,039)
                                                                      =========         =========


Net loss per Limited Partnership Unit                                 $   (8.10)        $   (9.68)
                                                                      =========         =========


See notes to consolidated financial statements

                      UNIVERSITY REAL ESTATE PARTNERSHIP V
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                 Three Months Ended
                                                                                      March 31,
                                                                           -----------------------------
                                                                              2002               2001
                                                                           ----------         ----------

Net loss                                                                   $ (280,111)        $ (335,039)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
     Depreciation and amortization                                            176,505            216,378
     Minority partner's interest in subsidiary loss                            (2,829)            (2,810)
     Changes in assets and liabilities:
         Accounts receivable                                                   (2,412)            (2,099)
         Other receivables                                                         --             (3,254)
         Other receivables - related parties                                   (8,773)             9,043
         Escrows                                                              (48,441)            77,928
         Prepaid expenses and other assets                                     18,940             (5,000)
         Accounts payable and accrued expenses                                 (2,951)            68,164
         Accrued mortgage interest                                               (259)               384
         Accrued property taxes                                                42,176            (33,855)
         Other payables - related parties                                      31,359             19,673
         Prepaid rent                                                         (20,865)            12,557
         Security deposits                                                     (3,208)            (4,217)
                                                                           ----------         ----------

Net cash (used in) provided by operating activities                          (100,869)            17,853
                                                                           ----------         ----------

Cash flows from investing activities:

     Additions to real estate                                                 (18,499)           (35,082)
                                                                           ----------         ----------

Net cash used in investing activities                                         (18,499)           (35,082)
                                                                           ----------         ----------

Cash flows from financing activities:
     Principal payments on mortgage note payable                              (38,640)           (36,075)
     Excess of outstanding checks over bank balance                            10,402                 --
     Advances - related party                                                  85,500                 --
                                                                           ----------         ----------

Net cash provided by (used in) financing activities                            57,262            (36,075)
                                                                           ----------         ----------

NET DECREASE IN CASH                                                          (62,106)           (53,304)

CASH AT BEGINNING OF PERIOD                                                    62,106            280,804
                                                                           ----------         ----------

CASH AT END OF PERIOD                                                      $       --         $  227,500
                                                                           ==========         ==========

CASH PAID DURING THE PERIOD FOR INTEREST                                   $  406,985         $  409,550
                                                                           ==========         ==========


See notes to financial statements

                      UNIVERSITY REAL ESTATE PARTNERSHIP V
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 2001. The December 31, 2001 consolidated balance sheet was derived from audited numbers.

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

NOTE 2 - LIQUIDITY

The Partnership's principal capital resources at March 31, 2002 consisted of one apartment complex located in Tempe, Arizona with a depreciated cost of $16,863,254 as of that date. The number of units available was 376.

The Partnership has no outside lines of credit on which to draw for its working capital needs. Neither the General Partner and its affiliates nor Meridian Realty Advisors, Inc. have any obligation to provide financial support to the Partnership, except as required by the senior participation note agreements. Accordingly, continued operations of the Partnership is dependent on the Partnership being able to generate cash flow from operations or sale of its remaining operating property or negotiated reductions in requirements related to outstanding debt obligations. If the Partnership is unable to either generate sufficient operating cash flow or ultimately renegotiate its debt structure, the Partnership could be forced to curtail or cease operations.

                      UNIVERSITY REAL ESTATE PARTNERSHIP V
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)



NOTE 2 - LIQUIDITY (Continued)

Operations have not generated sufficient cash in 2002 to pay the expenses of the partnership. As of March 31, 2002 the general partner had not advanced sufficient funds to the Partnership to enable it to meet all its cash requirements nor is there assurance that the general partner will fund further cash deficits. However, subsequent to March 31, 2002 the General Partner has advanced $109,100 in order to sustain operations of the property. The property occupancy level at March 31, 2002 was approximately 83%.

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

NOTE 3 - NET LOSS PER LIMITED PARTNERSHIP UNIT

Net loss per Limited Partnership Unit is computed by dividing net loss allocated to the Limited Partners by the weighted average number of Limited Partnership Units outstanding during the year. Per unit information has been computed based on 34,253 Limited Partnership Units outstanding in 2002 and 2001.

NOTE 4 - TRANSACTIONS WITH AFFILIATES

Compensation and reimbursements paid to or accrued for the benefit of one of the general partners, OS General Partner Company and affiliates for the three months ended March 31, 2002 and 2001 were as follows:

                                                              Three Months Ended
                                                                   March 31,
                                                          --------------------------
                                                             2002           2001
                                                          -----------    -----------

Asset management fees                                     $    22,500    $    22,500
Charged to general and administrative expense:
     Partnership and financial administration,
       accounting and tax reporting, and investor
       relations                                                6,965          6,607
                                                          -----------    -----------
Total                                                     $    29,465    $    29,107
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

The following discussion of the financial condition and results of operations of the Partnership relates to the three months ended March 31, 2002 and 2001 and should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

The Partnership's net operating income for the three months ended March 31, 2002 and 2001 was $300,292 and $288,462, respectively. Total revenues for the three months ended March 31, 2002 were $712,369, versus $731,667 for the same period in 2001 and total expenses for three months ended March 31, 2002 were $995,309, versus $1,069,516 for the same period in 2001. The decrease in total revenues in 2002 is primarily attributable to lower occupancy due to local market conditions. Occupancy was approximately 83% and 84% for March 2002 and 2001, respectively. The decrease in other property expenses in 2002 was primarily attributable to lower occupancy rates, while the increase in general and administrative expenses was primarily attributable to increased professional fees.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2002, the Partnership recorded a decrease in cash of $62,106 versus a decrease of $53,304 for the same period in 2001. Cash decreased due to the lower occupancy rate described above.

The Partnership has no outside lines of credit on which to draw for its working capital needs. Neither the General Partner and its affiliates nor Meridian Realty Advisors, Inc. have any obligation to provide financial support to the Partnership except as required by the senior participation note agreements. Accordingly, continued operation of the Partnership is dependent on the Partnership being able to generate cash from operations or sale of its remaining operating property or negotiated reductions in requirements related to outstanding debt obligations. If the Partnership is unable to either generate sufficient operating cash flow or ultimately renegotiate its debt structure, the Partnership could be forced to curtail or cease its operations.

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

Operations have not generated sufficient cash in 2002 to pay the expenses of the partnership. The general partner has advanced $85,500 through March 31, 2002 to the Partnership to enable it to meet its cash requirements. There is no assurance that the general partner will fund the debt service of the senior participation notes in the future. However, subsequent to March 31, 2002 the General Partner has advanced $109,100 in order to sustain operations of the property.

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

Management recorded an impairment charge, during the fourth quarter of 2001, in the amount of $2,100,000, thereby reducing the carrying value of the property to $17,021,260 as at December 31, 2001. The impairment was considered necessary based on current and estimated future levels of occupancy of the property, potential rehabilitation costs and local real estate market conditions.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         There have been no new legal developments during the quarter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

          Exhibit
          Number           Description

          3. and 4.        Limited Partnership Agreement (Incorporated by
                           reference to Registration Statement No. 2-74914 on
                           Form S-11 filed by Registrant).

          11. Statement regarding computation of Net Loss per Limited Partnership Unit: Net Loss per Limited Partnership Unit is computed by dividing net loss allocated to the Limited Partners by the number of Limited Partnership Units outstanding. Per unit information has been computed based on 34,253 Limited Partnership Units outstanding in 2002 and 2001.


(b) Reports on Form 8-K:

         None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         UNIVERSITY REAL ESTATE PARTNERSHIP V

                                         By:    UNIVERSITY ADVISORY COMPANY
                                                General Partner

                                         By:    OS GENERAL PARTNER COMPANY



      June 7, 2002                       By:    /s/ Curtis R. Boisfontaine
--------------------------------                -------------------------------
          Date                                  Curtis R. Boisfontaine, Jr.
                                                President, Principal Executive
                                                Officer and Director OS General
                                                Partner Company



       June 7, 2002                      By:    /s/ David K. Ronck
--------------------------------                -------------------------------
          Date                                  David K. Ronck
                                                Vice President and Chief
                                                Accounting Officer